Form 10-Q
period 1995-09-30
DELPHI FILM ASSOCIATES V
filed 1995-11-13
CIK 771978

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1995

                             OR

  ___ Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934
    For the transition period from __________to__________

               Commission File Number 0-14409

                  DELPHI FILM ASSOCIATES V
   (Exact name of registrant as specified in its charter)

          New York                      13-3276727
 (State or other jurisdiction of              (IRS Employer
 incorporation or organization)          Identification No.)

        666 Third Avenue, New York, New York    10017
   (Address of principal executive offices)     (Zip Code)

                       (212) 983-9040
    (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No____

                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)


                       BALANCE SHEETS

                       (000's Omitted)
                          Unaudited

                                September    December
                                30,         31,

                                1995        1994

ASSETS
Cash and Cash Equivalents                $           $
                                        59         482
Short-Term Investments               1,192       1,076
Receivable from Columbia-Delphi
V
  Productions (Note 2)                 177         198
Receivable from Tri-Star-Delphi
V
  Productions (Note 2)                 506
                                                   507
Prepaid Expense                        100           0
Interest in Motion Picture
Venture-Columbia-
   Delphi V Productions
                                         0           5
                     Total               $           $
Assets                               2,034       2,268

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 49         104
                      Total
Liabilities                             49         104

Partners' Capital (Note 2):
  General Partner                       67          69
   Limited Partners
                                     1,918       2,095

                       Total
Partners' Capital                    1,985       2,164

                       Total
Liabilities and Partners'
                                         $           $
Capital                              2,034       2,268


     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)

                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net (loss) profit per unit)

                          Unaudited


                                                        For
the Three Months     For the Nine Months

Ended September 30,    Ended September 30,
                                                        1995
1994    1995                  1994
Interest Income               $       $      $       $
                             16      58     47      82

Expenses:
    Management Fee          100     100    300     300
    Operating Expenses
                             14      11     30      37

                            114     111    330     337

Loss before Share of
Profit (Loss)
  in Motion Picture        (98)    (53)  (283)   (255)
Ventures
Share of Profit (Loss)
in Motion
  Picture Venture--
Columbia-
   Delphi V Productions       5
                                    (2)     47      10
Share of Profit in
Motion
  Picture Venture--
TriStar-
   Delphi V Productions
                              3      10     57   1,139

Net (Loss) Profit             $       $      $       $
                           (90)    (45)  (179)     894

Net (Loss) Profit Per
Unit of
  Limited Partnership
Interest
   (8,000 units)              $       $      $       $
                           (11)     (5)   (22)     111



     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

1995                             1994
Cash Flow From Operating
Activities:
Net (Loss) Profit                            $            $
                                         (179)          894
Adjustments to reconcile Net
(Loss) Profit to net
   cash (used) provided by
operating activities:
    Share of Profit in Motion            (104)      (1,149)
Picture Ventures
    Distributions from Joint               109        1,152
Ventures
    Changes in Assets and
Liabilities:
        Increase in Prepaid              (100)        (100)
Expense
        Decrease in Receivables
from Joint
           Ventures, net                    22        6,437
        Decrease in Accrued
Expenses and
          Accounts Payable
                                          (55)         (35)

        Net Cash (Used) Provided
by Operating
           Activities
                                         (307)        7,199

Cash Flow From Investing
Activities:
Purchases of Short-Term                (2,268)     (16,625)
Investments
Redemptions of Short-Term
Investments                              2,152       15,927

       Net Cash Used by Investing
Activities                               (116)        (698)

Cash Flow from Financing
Activities:
Distributions to Partners
                                             0      (6,869)

        Net Cash Used by
Financing Activities                         0      (6,869)

Decrease In Cash                         (423)        (368)
Cash at beginning of period
                                           482          456
Cash at end of period                        $            $
                                            59           88

     See accompanying notes to the financial statements.

                  DELPHI  FILM ASSOCIATES V
              (A New York Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of September 30,

1995 and the results of operations and cash flows for the

periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of September 30, 1995, all twenty-five films in

which the Partnership has an interest have been released.

All of these films have completed their theatrical release

and are being distributed in various ancillary markets.

    Based on the anticipated performance of one film

released through the Tri-Star Joint Venture, it is expected

that the Distributor of the Tri-Star Joint Venture will be

required to make an Additional Payment with respect to that

film.  Accordingly, distribution fees earned and expected to be earned by the Distributor of the Tri-Star Joint Venture

as of September 30, 1995 of approximately $353,000 have been accrued by the Partnership as a receivable from the Tri-Star

Joint Venture.

    For the purpose of computing the net (loss) profit per

unit, the net (loss) profit for the period is allocated  99%

to the limited partners and 1% to the General Partner.

3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1994 on

file with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Financial Condition


    The Partnership has satisfied its commitments to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  As of September

30, 1995, the Partnership held cash of approximately $59,000 and short-term investments of approximately $1,192,000.

    Since the Partnership's obligations to make

contributions to the Joint Ventures for the production of,

and acquisition of interests in, films have been satisfied,

all revenue received by the Partnership is used to pay

operating expenses of the Partnership and to make cash

distributions to partners

    The Partnership commenced cash distributions to its

partners in October 1987.  Distributions through September

30, 1995 to the limited partners have aggregated $3,300 per

unit (66% of the limited partners' original investment in

the Partnership).

b.  Results of Operations

    The Partnership's operating results are primarily

dependent upon the operating results of the Joint Ventures'

and are significantly impacted by the Joint Ventures'

policies.

    The performance of each film is based upon the amount

expended for production and other costs associated with a

film and the revenue generated by a film.  The amount and

timing of revenue generated by each film is dependent upon

the degree of acceptance by the consumer public and the

particular ancillary market in which the film is then being

exhibited.

    Amounts contributed toward each film are compared

periodically to the expected total revenue to be generated

for that film, and write-downs may occur to the extent the

amounts invested exceed the expected total revenue for that

film.

    Additionally, each Joint Venture has recorded income

with respect to Additional Payments, to the extent

available, which has allowed it to recover its investment in films.

    For the three months ended September 30, 1995, the

Columbia Joint Venture had

a net loss; however, the Partnership reported a net profit

from that Joint Venture of approximately $5,000, due

primarily to the profitable results of one film.  The Tri-

Star Joint Venture had a net loss; however, the Partnership

reported a net profit from that Joint Venture of

approximately $3,000, due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $16,000 of interest income from its

short-term investments and incurred approximately $114,000

of  expenses from its operations, resulting in an overall

net loss to the Partnership of approximately $90,000.

    For the three months ended September 30, 1994, the

Columbia Joint Venture had a net loss of which the

Partnership's share was approximately $2,000, due primarily

to the unprofitable results of one film.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $10,000, due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $58,000 of interest income from its

short-term investments and incurred approximately $111,000

of expenses from its operations, resulting in an overall net loss to the Partnership of approximately $45,000.

    For the nine months ended September 30, 1995, the

Columbia Joint Venture had a net loss; however, the

Partnership reported a net profit from that Joint Venture of approximately $47,000, due primarily to the profitable

results of one film.  The Tri-Star Joint Venture had a net

loss; however, the Partnership reported a net profit from

that Joint Venture of approximately $57,000, due primarily

to the profitable results of one film.  In addition, the

Partnership earned approximately $47,000 of interest income

from its short-term investments and incurred approximately

$330,000 of expenses from its operations, resulting in an

overall net loss to the Partnership of approximately

$179,000.

    For the nine months ended September 30, 1994, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $10,000, due primarily to the profitable results of one film.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $1,139,000, due primarily to interest

income related to the accrual of Additional Payments and the profitable results of one film.  In addition, the

Partnership earned approximately $82,000 of interest income

from its short-term investments and incurred approximately

$337,000 of expenses from its operations, resulting in an

overall net profit to the Partnership of approximately

$894,000.

    The decrease in interest income for the three and nine

month periods ended September 30, 1995 as compared with the

corresponding periods in 1994 is due primarily to the

availability of less funds for short-term investments during

1995 offset, in part, by higher interest rates earned on

short-term investments.

     The Partnership's total expenses for the three month

period ended September 30, 1995 as compared with the

corresponding period in 1994 were virtually unchanged.

     The decrease in the Partnership's total expenses  for

the nine month period ended September 30, 1995 as compared

with the corresponding period in 1994 is primarily due to a

decrease in Operating Expenses.  The decrease in Operating

Expenses is primarily attributable to a decrease in

professional fees resulting from the performance of fewer

production audits in 1995.

                COLUMBIA-DELPHI V PRODUCTIONS
                      (A Joint Venture)

                       BALANCE SHEETS

                       (000's Omitted)
                          Unaudited

                                  September  December
                                 30,         31,

                                 1995        1994

ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization
    of $241,318 and $241,146,              $          $
respectively                             849      1,021
Motion Picture Costs Recoverable
from
   Additional Payments                   922        655
Receivable from Columbia
Pictures
   (Distributor)
                                         131      2,369
                     Total                 $          $
Assets                                 1,902      4,045

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures             $          $
Industries, Inc.                         876      2,826
  Payable to Delphi Film
Associates V                             177        198

                      Total
Liabilities                            1,053      3,024

Venturers' Capital:
  Columbia Pictures Industries,          849      1,016
Inc.
  Delphi Film Associates V
                                           0          5

                       Total
Venturers' Capital                       849      1,021

                       Total
Liabilities and Venturers'
                                           $          $
Capital                                1,902      4,045

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


For the Three Months   For the Nine Months

Ended September 30,   Ended September 30,

1995                   1994  1995                 1994
Net Revenues (Loss) From
Motion
    Picture Exploitation      $       $      $       $
                             53    (71)    496     129

Less: Amortization
(Recapture) of
          Motion Picture
Production
          and
Advertising Costs            26    (69)    172     126

Income (Loss) from           27     (2)    324       3
Operations

Additional Payments
Accrual
     (Recapture)             86            267
                                   (33)             98

Other Expense
                         (1,208       0 (1,208       0
                              )              )

Net (Loss) Income        $(1,09       $      $       $
                             5)    (35)  (617)     101











     See accompanying notes to the financial statements.



               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

                          Unaudited


For the Nine Months Ended September 30,

1995                               1994
Cash Flow From Operating
Activities:
Net (Loss) Income                            $           $
                                         (617)         101
Adjustments to reconcile Net
(Loss) Income to
     net cash  provided by
operating activities:
  Amortization of Motion Picture
Production
    and Advertising Costs                  172         126
  Write-off of Receivable from         (1,208)           0
Distributor
  Accrued Distributions                  1,361         639
toVenturers
  Changes in Assets and
Liabilities:
     Decrease in Payable to
Delphi Film
         Associates V                     (21)        (35)
     Decrease in Payable to
Columbia
         Pictures Industries,          (1,950)       (604)
Inc.
     Decrease in Receivable from
Columbia
         Pictures (Distributor)          3,446         736
     Increase in Motion Picture
Costs
         Recoverable from
Additional Payments                      (267)        (97)

   Net Cash Provided by Operating
Activities                                 916         866

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (916)       (866)

     Net Cash Used by Financing
Activities                               (916)       (866)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI  V PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Joint Venture included in the Annual

Report on Form 10-K of Delphi Film Associates V (the

"Partnership") for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of September 30,

1995 and the results of its operations and cash flows for

the periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All eleven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and nine month periods ended September 30, 1995 the

Joint Venture is reporting net revenue from Motion Picture

Exploitation of $53,000 and  $496,000, respectively, due

primarily to the performance of the films in the worldwide

free television market.  For the three and nine month

periods ended September 30, 1995, the Joint Venture has

recorded an increase in the Additional Payment accrual of

$86,000 and $267,000, respectively, due to changes in the

estimated distribution fee to be earned by the Distributor.

For the three and  nine month periods ended September 30,

1995, the Joint Venture recorded an Other Expense of

$1,208,000 relating to the write down of the Receivable from

Columbia Pictures (Distributor) due to three films which

were fully recouped for both Columbia and Delphi as of the

Additional Payment date.

    For the three and nine month periods ended September

30, 1994, the Joint Venture reported a net (loss) revenue

from Motion Picture Exploitation of ($71,000) and $129,000,

respectively.  The net loss from Motion Picture Exploitation for the three month period ended September 30, 1994 is due

primarily to the decline in the performance of certain films in the international theatrical and home video markets.

Accordingly, for the three month period ended September 30,

1994 the Joint Venture recorded a recapture of amortization

of $69,000.  The net revenue reported for the nine month

period ended September 30, 1995 is due primarily to the

performance of certain films in the worldwide pay television market.  For the nine month period ended September 30, 1994,

the Joint Venture has recorded an increase in the Additional

Payment accrual of $98,000 due to changes in the estimated

distribution fee to be earned by the Distributor.





3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1994.

               TRI-STAR -DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                 September   December
                                 30,         31,

                                 1995        1994

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $57,423 and $57,392,                 $            $
respectively                           385          416
Motion Picture Costs Recoverable
from
    Additional Payments                513          635
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                       816        1,308
                     Total        $  1,714            $
Assets                                            2,359

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,           $            $
Inc.                                   823        1,436
  Payable to Delphi Film
Associates V                           506          507

                      Total          1,329
Liabilities                                       1,943

Venturers' Capital:
  TriStar Pictures, Inc.               385          416
   Delphi Film Associates V
                                         0            0

                       Total
Venturers' Capital                     385          416

                       Total
Liabilities and Venturers'
                                  $  1,714            $
Capital                                           2,359

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months     For the Nine Months

Ended September 30,     Ended September 30,

1995                   1994    1995                1994
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                             27       8    245     669

Less: Amortization
(Recapture) of
          Motion Picture
Production
           and
Advertising Costs             3    (14)     31     138

Income from Operations       24      22    214     531

Additional Payments
(Recapture)
     Accrual               (21)      10  (122)   1,267

Other Expense
                          (444)       0  (444)       0

Interest Income
                              0       0      0   1,082

Net (Loss) Income             $       $      $       $
                          (441)      32  (352)   2,880



     See accompanying notes to the financial statements.



               TRI-STAR - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1995                              1994
Cash Flow From Operating
Activities:
Net (Loss) Income                            $           $
                                         (352)       2,880
Adjustments to reconcile Net
(Loss) Income to
    net cash provided by
operating activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                  31         138
  Write-off of Receivable from           (444)           0
Distributor
  Accrued Distributions                    614      15,170
toVenturers
  Changes in Assets and
Liabilities:
       Decrease in Payable to
Delphi Film
          Associates V, net                (1)     (6,402)
       Decrease in Payable to            (613)     (8,768)
TriStar Pictures, Inc.
       Decrease (Increase) in
Receivable from
           TriStar Pictures, Inc.          936       (185)
(Distributor)
       Decrease in Motion Picture
Costs
           Recoverable from
Additional Payments                        122      15,355

        Net Cash Provided  by
Operating Activities                       293      18,188

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (293)    (18,188)

        Net Cash Used by
Financing Activities                     (293)    (18,188)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0


     See accompanying notes to the financial statements.

               TRI-STAR - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Joint Venture included in the Annual

Report on Form 10-K of Delphi Film Associates V (the

"Partnership") for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of September 30,

1995 and the results of its operations and cash flows for

the periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All fourteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three



and nine month periods ended September 30, 1995, the Joint

Venture is reporting net revenue of $27,000 and  $245,000,

respectively, due primarily to the performance of certain

films in the  pay television, worldwide free television and

foreign theatrical markets.  For the three and nine month

periods ended September 30, 1995, the Joint Venture has

recorded a decrease in the Additional Payment accrual of

$21,000 and $122,000, respectively, due to a change in the

estimated distribution fee to be earned by its Distributor.

For the nine month period ended September 30, 1995, the

Joint Venture recorded an Other Expense of $444,000 relating to the write down of the Receivable from TriStar Pictures,

Inc. (Distributor) due to seven films which were fully

recouped for both TriStar and Delphi as of the Additional

Payment date.

    For the three and nine month periods ended September

30, 1994, the Joint Venture reported net revenue of $8,000

and $669,000, respectively, due primarily to the performance of  certain films in the pay television and worldwide free

television markets.  For the three and nine month periods

ended September 30, 1994, the Joint Venture recorded an

increase in the Additional Payment accrual of $10,000 and

$1,267,000, respectively, due to a change in the estimated

distribution fee to be earned by the Distributor.  In

addition, for the nine month period ended September 30,

1994, the Joint Venture recorded interest income of

$1,082,000 due to the decrease in the discount period

relating to the Additional Payment.  The Joint Venture

received approximately $17,704,000 in June 1994 representing a significant portion of  the Joint Venture's Additional

Payment.







3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1994.

                           PART II


Item 1.      Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.Defaults Upon Senior Securities

     None

Item 4.Submission of Matters to a Vote of Security Holders

     None

Item 5.      Other Information

     None

Item 6.Exhibits and Reports on Form 8-K

     A).  Exhibits


                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER


                  27                 Financial Data Schedule

     B).  Reports on Form 8-K

                     None

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DELPHI FILM ASSOCIATES V

A New York Limited Partnership

                                                        By:
DELPHI MANAGEMENT ASSOCIATES,

General Partner

                                                        By:
ML Film Entertainment Inc.,
                              Managing Partner




November 10, 1995             /s/ Diane T.
Herte
     Date                     Diane T. Herte
                              Treasurer of the Managing
Partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



November 10, 1995             /s/ Steven N.
Baumgarten
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the                                        Managing Partner
of the General Partner