Form 10-K
period 1995-12-31
DELPHI FILM ASSOCIATES V
filed 1996-03-28
CIK 771978

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

 [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                             OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                          REQUIRED]

For Fiscal Year Ended                             Commission File
December 31, 1995                                 Number 0-14409

                  DELPHI FILM ASSOCIATES V
   (Exact name of registrant as specified in its charter)

         New York                       13-3276727
 (State or other jurisdiction of             (IRS Employer
 incorporation or organization)              Identification No.)

        666 Third Avenue, New York, New York   10017
    (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (212) 983-
9040

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  x      No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[x]

   As of March 15, 1996, there were 8,000 units of limited partnership interests outstanding, all held by non-affiliates.
The aggregate market value of those interests is not determinable because there is no active public trading market for the units.
See Item 5.  Market for the Registrant's Common Equity and
Related Security Holder Matters.

                           PART I.

Item 1.  Business.

Introduction.

   Delphi Film Associates V (the "Partnership") is a limited

partnership which was organized under the law of the State of New

York in June 1985 to participate in the production, acquisition,

ownership and exploitation of feature length motion pictures through a joint venture with Columbia Pictures Industries, Inc.

("Columbia"), known as Columbia-Delphi V Productions (the

"Columbia Joint Venture"), and through a joint venture with

TriStar Pictures, Inc. ("TriStar"), known as Tri-Star-Delphi V

Productions (the "Tri-Star Joint Venture").  The terms of the Tri-

Star Joint Venture and the Columbia Joint Venture are

substantially the same.  Those two joint ventures are referred to collectively as the "Joint Ventures" and sometimes individually as a "Joint Venture," and the Partnership's co-venturer in each of the joint ventures is sometimes referred to as the "Studio

Venturer."

   A public offering (the "Offering") of limited partnership

interests in the Partnership, at $5,000 per unit, was completed in December 1985 with the sale of 8,000 units.  Net proceeds to the Partnership after selling commissions, organizational

expenses and other expenses of the Offering were approximately

$35,300,000.  The general partner of the Partnership, Delphi

Management Associates (the "General Partner"), contributed

approximately $404,000 as its capital contribution to the

Partnership.

Production and Acquisition of Films.

   The Partnership has an interest in 25 films (11 through the

Columbia Joint Venture and l4 through the Tri-Star Joint

Venture), all of which have been released.  See "Films in

Release."  The Partnership's contributions (including interest)

for the production of, and acquisition of interests in, films have aggregated approximately $46,398,000.  Approximately one-

half of the Partnership's contributions were made to each Joint

Venture.

   TriStar agreed that the Tri-Star Joint Venture would have the right to produce and exploit films (provided the film met certain criteria) for which TriStar commenced production after the

expiration of a similar commitment to an earlier joint venture between TriStar and Delphi Film Associates IV ("Delphi IV").  The

Columbia Joint Venture acquired the right to participate in

completing the production of, and to exploit, certain specified films, and it also acquired the right to produce, or participate in completing the production of, and exploit, films (providing the film met certain criteria) for which Columbia commenced

production subsequent to August 21, 1985.  Each Joint Venture also acquired interests in certain films produced by independent producers that were distributed by the distribution arm of its

Studio Venturer.  The Partnership has also acquired an interest in or co-produced certain films in which Delphi IV has an

interest through Delphi IV's joint ventures with Columbia and

TriStar.  Another public limited partnership, ML Delphi Premier

Partners, L.P. ("ML Delphi"), which was organized in June 1986,

participates in a joint venture with TriStar ("Tri-Star-ML

Delphi").  During 1986 and 1987, the Tri-Star Joint Venture

entered into agreements with Tri-Star-ML Delphi pursuant to which

Tri-Star-ML Delphi acquired interests in six of the Tri-Star

Joint Venture's films.

   The Partnership has an interest ranging from approximately 5%

to 25% in each of the Joint Ventures' films.  See "Films In

Release."  The Partnership's ownership interest with respect to each film is generally equal to the percentage the Partnership's cash contributions for the production or the acquisition of a film bears to the total cash contributions for production or acquisition of that film.

       In May 1988, the Partnership, through the Tri-Star

Joint Venture, was granted a participation interest by

TriStar in the motion picture "Short Circuit 2."  See "Films

In Release."  The Partnership made no capital contribution

for its interest in this film, but is entitled to a share of any net proceeds of this film beyond certain performance

levels.  The Partnership does not anticipate receiving any

revenues with respect to this participation interest, but any payments that do become due will be payable to the

Partnership in June 1996, subject to being paid earlier under certain circumstances.

Distribution of Films.

       The films of the Columbia Joint Venture and the Tri-

Star Joint Venture are distributed pursuant to distribution

agreements between Columbia Pictures, a division of Columbia

("Columbia Pictures"), and the Columbia Joint Venture, and

between TriStar and the Tri-Star Joint Venture, respectively.

Columbia Pictures and TriStar, as distributors, are sometimes referred to collectively as the "Distributors" and

individually as a "Distributor."

       The Distributor has the ultimate authority for all

decisions with respect to the distribution of the films.  For each film, the Partnership, through a Joint Venture, is

generally entitled to receive an amount equal to the greater of the product of the Partnership's percentage interest in a film multiplied by (a) an amount equal to l00% of the net proceeds from the distribution of the film and (b) an amount equal to 32%

of the gross receipts from the distribution of the film.

Distribution arrangements with respect to films in which a Joint

Venture has an interest that were produced by independent

producers may vary from those set forth above.  The Partnership and the Studio Venturer share in the amount to which the Joint

Ventures are entitled from the distribution of any film in

proportion to their respective interests in the film.  The

distribution agreements provide, with certain exceptions, that gross receipts consist of all sums received by the Distributor from the exploitation of a film throughout the world.  Net

proceeds with respect to each film generally are determined by deducting from gross receipts:

       (a) a distribution fee equal to 17-1/2% of substantially

all of the gross receipts of the film.  The Distributor's

entitlement to this distribution fee is deferred until the Joint

Venture has received from the distribution of that film an

amount equal to the amounts contributed by the Joint Venture to produce or acquire an interest in the film, other than amounts paid in the nature of interest;

       (b) all expenses incurred in the distribution, promotion

and marketing of the film, including expenditures for prints and advertising; and

       (c) payments to third party participants who have a

contingent participation in a film.  The extent to which

payments to third party participants may be deducted from the gross receipts of a film in determining net proceeds is limited by the distribution agreements.

       Many of the Columbia Joint Venture's and Tri-Star Joint

Venture's films have been licensed to Home Box Office, Inc.

("HBO") for exhibition on its pay television services.  The

distribution agreement with each Joint Venture provides that the gross receipts of a film with respect to pay television

exhibition by HBO shall be an amount equal to specified

percentages of the first year's domestic theatrical gross

receipts of that film, regardless of the actual license fee

payable to Columbia or TriStar under its license agreement with

HBO.  The amount initially included in gross receipts may be less (and in some instances substantially less) than the amount actually received by Columbia or TriStar under their agreements with HBO.  See the "Additional Payments" provision described below, for information concerning additional amounts that gross receipts may be credited with in connection with pay television exhibition by HBO.

       Columbia Pictures has entered into an arrangement with

CBS Inc. ("CBS") for CBS to license for exhibition on the CBS television network, a specified number of motion pictures from among a specified number of groups of Columbia's motion

pictures.  The arrangement provides for CBS to pay a specified average license fee for the motion pictures in each group

licensed by CBS.  The Columbia Joint Venture and its Distributor

have agreed that, subject to adjustment in certain

circumstances, gross receipts for films licensed to CBS under this arrangement would include an amount equal to the higher of the license fees paid by CBS and the comparable fair market

value for the license rights involved for the relevant license period.  Certain films in which the Partnership owns an interest have been licensed for network television exhibition under this arrangement.  Certain of the Tri-Star Joint Venture's films have been licensed for network television exhibition on CBS or on other television networks on a film-by-film basis.

       The films in which the Partnership owns an interest are

subject to agreements between each Distributor and Columbia

TriStar Home Video (formerly known as RCA/Columbia Pictures Home

Video) and Columbia TriStar Home Video (International) Inc.

(formerly known as RCA/Columbia Pictures International Video).

The distribution agreements between each Joint Venture and its respective Distributor provide for the inclusion in gross

receipts of a percentage royalty for video cassettes and video discs, regardless of the amounts payable to TriStar or Columbia under their respective arrangements with such joint ventures

(which may exceed the amounts includable in gross receipts).

       Many films in which the Partnership has an interest have

been licensed by their respective Distributors for exhibition on other cable television services, independent television stations in the United States and on foreign television stations.

Generally, these films have been made available for foreign

television exhibition and domestic independent television

exhibition approximately three and five years, respectively,

after a film's domestic theatrical release.

       Each Distributor reports gross receipts and net proceeds

for each film to the Joint Venture on behalf of which it acts,

on a quarterly basis, and makes payments to that Joint Venture based on those reports when the reports are delivered.  In

addition to distributing motion pictures produced or acquired by the Joint Ventures, each Distributor distributes films in which joint ventures between each of Columbia and TriStar and certain other limited partnerships (the "Delphi Partnerships") own an interest, as well as films in which neither the Partnership nor any of the Delphi Partnerships own an interest.

Additional Payments.

       The terms of the distribution agreements between the

Joint Ventures and the Distributors, provide that the

Partnership would be entitled to receive, through each Joint

Venture, a payment (an "Additional Payment") from that Joint

Venture's Distributor for each film (an "Unrecouped Film"), if by September 1993, in the case of the Columbia Joint Venture,

and if by June l994, in the case of the Tri-Star Joint Venture,

for which the Joint Venture has not received from the

distribution of that film (or its sale) an amount equal to the amount spent by the Joint Venture to produce or acquire an

interest in that film, other than amounts spent for payments in the nature of interest ("Cost Return").  Each Additional Payment had been in the amount necessary for the Partnership to be

repaid (without interest) its unrecouped contributions to the

Joint Venture with respect to the production or acquisition of an interest in an Unrecouped Film (other than contributions for payments in the nature of interest), but not more than the

amount specified below.  Each Additional Payment was payable only to the extent of the distribution fees received by the

Distributor from the distribution of all of its Joint Venture's films.  The Additional Payments to each Joint Venture based on distribution fees have been allocated by each Joint Venture

first to the Partnership, to the extent necessary for the

Partnership to recoup (without interest) the amount of its

contributions to each Joint Venture for the production or

acquisition of the Unrecouped Films (other than contributions for payments in the nature of interest); any excess has been allocated to the Studio Venturer.  As these distribution fees were insufficient to enable a Distributor to make the Additional

Payments with respect to all of its Joint Venture's Unrecouped

Films, gross receipts and net proceeds of each remaining

Unrecouped Film distributed by that Distributor were

recalculated by including as gross receipts the minimum license fees under its license agreement with HBO and certain minimum amounts in respect of video cassette and video disc exploitation with respect to that Unrecouped Film.  Each Additional Payment made on the basis of such recalculation has been allocated

between the Partnership and the Studio Venturer in proportion to their respective interests in the applicable Unrecouped Film.

Each Distributor made an Additional Payment to the Partnership,

through its Joint Venture, with respect to each Unrecouped Film to the extent of the Partnership's share of additional gross receipts or net proceeds payable to the Joint Venture as a

result of the recalculation but only up to the amount of the unrecouped contributions (other than contributions for payments in the nature of interest) by the Partnership for the production or acquisition of that Unrecouped Film.

       The distribution agreements provide that each Distributor

is entitled to recoup the Additional Payments made to the

Partnership in respect of each Unrecouped Film, with interest calculated at 110% of the prime rate from time to time, from the

Partnership's share of subsequent gross receipts or net proceeds of that Unrecouped Film and from the proceeds of any sale of the

Partnership's interest in that Unrecouped Film or amounts

allocable to that Unrecouped Film upon a sale of the

Partnership's interest in the Joint Venture.  Except for

Unrecouped Films, the Distributor does not have the right to recoup amounts from the proceeds of the sale of any film.  In calculating the amount of distribution fees available for the

Additional Payments, no distribution fee is deemed received by a

Distributor (and therefore no distribution fee is deemed

available for the Additional Payment) from (i) a film with

respect to which the most recent payment to that Distributor's

Joint Venture was based on gross receipts or (ii) a film that did not reach Cost Return.  In addition, for these purposes, no distribution fee is considered to have been received by the

Distributor for this purpose from "Short Circuit 2."   The

Partnership received approximately $7,400,000 in June 1994

representing its share of the Tri-Star Joint Venture's

Additional Payments relating to all but one film.  Based on the anticipated performance of this one film, as of December 31,

1995, approximately $353,000 has been accrued by the Tri-Star

Joint Venture as an Additional Payment allocable to the

Partnership.  During the year ended December 31, 1993, the

Partnership received approximately $11,356,000 representing its share of the Columbia Joint Venture's Additional Payments.  The

Additional Payments from the Distributors are expected to enable the Partnership, through each Joint Venture, to achieve Cost

Return for each Unrecouped Film and are not intended to enable the Partnership to recoup any amounts paid by the Partnership for management fees or other expenses of the Partnership.  The

Columbia and TriStar Distributors are not expected to fully

recoup these Additional Payments.

Films in Release.

       All 11 films in which the Columbia Joint Venture has

an interest have been released.  Certain information

concerning these films is set forth below:

                         Initial             Partnership's
                         Release              Approximate
   Title                                  Date
Percentage Interest

   Jagged Edge                            October 1985
10%
   White Nights                           November 1985
15%
   Murphy's Romance      December 1985             15%
   Care Bears II:
     The New Generation  March 1986                25%
   A Fine Mess                            August 1986
15%
   Jo Jo Dancer
     Your Life is Calling                 May 1986
15%
   Out of Bounds                          July 1986
15%
   Stewardess School     August 1986               15%
   Armed and Dangerous   August 1986                5.7%
   Ishtar                May 1987                   8.3%
   White Water Summer    July 1987                 14.4%
   All 14 films in which the Tri-Star Joint Venture has an

interest have been released.  Certain information concerning those films is set forth below:

                        Initial               Partnership's
                        Release                Approximate
   Title                              Date
Percentage Interest
   Santa Claus: The Movie            November 1985
5%
   Band of the Hand                  April 1986
10%
   Short Circuit                     May l986           5%
   Labyrinth                         June 1986
10%
   About Last Night...  July 1986                 22.5%
   Nothing In Common    July 1986                 10%
   Night of the Creeps  August 1986               10%
   Let's Get Harry                   October l986
l7%
   Peggy Sue Got Married             October 1986
10%
   Everytime We Say
      Goodbye                        November l986
5%
   The Boss' Wife                    November l986
25%
   No Mercy                          December l986
17.9%
   Blind Date                        March 1987
15.6%
   Short Circuit 2                   July 1988
(See Below)


       The Partnership, through the Tri-Star Joint Venture,

has a participation interest in the film "Short Circuit 2."

The Partnership is entitled to 3.2% of net proceeds after

"Breakeven" has been reached.  For these purposes "Breakeven"

is defined as the point at which 5.6% of net proceeds (after recoupment of deferred distribution fees) of "Short Circuit

2" equals 5% of the production cost of the film (including an overhead charge of 12-1/2%).  The Partnership does not

anticipate receiving any revenues with respect to its

participation interest in "Short Circuit 2".

       All of the Partnership's films of both Joint Ventures

have been released theatrically both domestically and in

foreign markets.  In addition, all of these films have been

made available on video cassettes and have been exhibited on pay television.  Many of these films have been exhibited on

network television, and certain of these films are currently under license for domestic syndicated television exhibition

and foreign television exhibition.  See "Distribution of

Films."

Competition.

       Competition in the motion picture industry is intense,

both in theatrical distribution as well as in the ancillary

markets where the Partnership's films are now being

distributed.  All of the "major" studios and independent

distribution companies are distributing films that compete

for the attention of purchasers of product for these

ancillary markets which include pay cable television, home

video, network television exhibition, and syndicated

television exhibition both foreign and domestic.  The

Partnership's films compete in many of these markets not only with films that were released contemporaneously, but also

with many films that were released in prior and subsequent

years. The level of theatrical success that a film enjoyed is often an important factor with respect to results achieved in these ancillary markets.

Employees.

       The Partnership has no employees.  The General

Partner, however, retains the services of Magera Management

Corporation ("Magera") to provide operational and financial

services to it.  See Item l0 "Directors and Executive

Officers of the Partnership-Operational and Financial

Services."  Magera has eight employees who perform services

for the General Partner and for the general partners of other private and public limited partnerships, including the other

Delphi Partnerships.

Item 2.  Properties.

             The executive offices of the Partnership and the

General Partner are located at 666 Third Avenue, New York,

New York 10017.  The Partnership pays no rent.


Item 3.  Legal Proceedings.

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

             None.

                          PART II.

Item 5.                               Market for the
Registrant's Common Equity and
       Related Security Holder Matters.

       The Partnership is a limited partnership; there is no

established public market for limited partnership units of

the Partnership.

       Effective November 9, 1992, the Partnership was

advised that Merrill Lynch, Pierce, Fenner & Smith

Incorporated ("Merrill Lynch") introduced a new limited

partnership secondary service available to its clients

through Merrill Lynch's Limited Partnership Secondary

Transaction Department.

       Beginning with the December 1994 client account

statements, Merrill Lynch implemented new guidelines for

providing estimated values of limited partnerships and other direct investments reported on client account statements.  As a result, Merrill Lynch no longer reports general partner

estimates of limited partnership net asset value on its

client account statements.  Pursuant to the guidelines,

estimated values for limited partnership interests originally sold by Merrill Lynch (such as the Partnership's Units) will be provided two times per year to Merrill Lynch by

independent valuation services.  The estimated values will be based on financial and other information available to the

independent services on the prior August l5th for reporting

on December year-end client account statements, and on

information available to the services on March 31st for

reporting on June month-end Merrill Lynch client account

statements.  Merrill Lynch clients may contact their Merrill

Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general

description of the methodology used by the independent

valuation services to determine their estimates of value.

The estimated values provided by the independent services are not market values and Unit holders may not be able to sell

Units or realize the amount upon a sale.  In addition, Unit

holders may not realize the independent estimated value upon the liquidation of the Partnership over its remaining life.

       As of March 15, 1996, there were approximately 4,200

holders of record of limited partnership units of the

Partnership.

Cash Distributions

       The Partnership commenced making cash distributions in

October 1987.  The following chart sets forth the cash

distributions made by the Partnership through March 15, 1996:

       Year                        Amount Per Unit
       1987                          $  100
       1988                              500
       1989                              100
       1990                              100
       1991                              100
       1992                              100
       1993                           1,450
       1994                              850
       1995                             0
       1996 (through March 15)               0
       Total                       $  3,300

       Accordingly, as of  March 15, 1996, the partners have

received distributions aggregating 66% of their original

investment in the Partnership.  The Partnership does not

currently anticipate that the partners will receive cash

distributions in an aggregate amount sufficient to recover

their capital contribution to the Partnership.

Item 6.                            Selected Financial Data.

        (000's omitted except for per unit information)

                                                        Year
Ended December 31,
                      1995               1994               1993
1992       1991
Operating
  revenues (1):                     $         0        $
0         $       0         $       0       $       0
Share of profit
  in motion
  picture ventures,
  net:                    $    117         $  1,146        $
2,105       $  1,987     $   1,010
Net (loss)  profit:                 $  (306)         $    769
$  1,666        $  1,473     $     692
Net (loss)  profit
  per unit:                           $    (38)         $
95         $     206       $      182     $      86
Total assets:             $ 1,949         $  2,268        $
8,366       $ 18,428     $17,701
Total liabilities:                  $      91 $    104
$     102       $      113     $       51
Cash distributions
  per unit:                         $        0         $    850
$  1,450       $      100     $     100



(1) The Partnership's interests in the Joint Ventures are not included in Operating Revenues as they are accounted for by the equity method.

Item 7.    Management's Discussion and Analysis of
Financial
             Condition and Results of Operations.

       1.  Liquidity and Capital Resources.

           The Partnership has satisfied its commitment to

contribute funds to the Joint Ventures for the production of,

and acquisition of interests in, films.  As of December 31,

1995, the Partnership held cash of approximately $191,000 and short-term investments of approximately $1,079,000.  Short-

term investments consist solely of U.S. government

securities.

       In March 1988, a non-interest bearing advance of

$1,300,000 was made to the Tri-Star Joint Venture by its

Distributor.  This advance was allocated to the Partnership

to enable it to make a cash distribution to its partners.

The advance was to be repaid by the Partnership according to a formula, which takes into consideration the Partnership's

receipts from the Joint Ventures, its expenses and the

federal income tax liability of its partners relating to

Partnership income.  As of December 31, 1993, the entire

amount of this advance was repaid.

       Since the Partnership's obligations to make

contributions to the Joint Ventures for the production of,

and acquisition of interests in, films has been satisfied,

all revenue received by the Partnership (for other than

Unrecouped Films) is used to pay operating expenses of the

Partnership, and to make cash distributions to partners. The

Partnership does not anticipate significant future revenues

and accordingly, the Partnership does not currently

anticipate making cash distributions to partners on a

quarterly basis.  However, the Partnership may make future

distributions if it realizes proceeds from its interest in

other than Unrecouped Films.  The last distribution was made in August 1994.

       The Partnership received approximately $7,400,000 in

June 1994 representing its share of the Tri-Star Joint

Venture's Additional Payments relating to all but one film.

These funds less a reserve for Partnership operating expenses were distributed to partners in August 1994.  The Partnership received approximately $11,356,000 in September 1993

representing its share of the Columbia Joint Venture's

Additional Payments.  These funds less a reserve for

Partnership operating expenses were distributed to partners

in November 1993.  The Columbia and TriStar Distributors are

not expected to fully recoup these Additional Payments and it is therefore currently expected that the Partnership will not receive any additional revenue with respect to the Columbia

and Tri-Star Joint Venture's Unrecouped Films.  Based on the

anticipated performance of one film in which the Tri-Star

Joint Venture has an interest, as of December 31, 1995,

approximately $353,000 had been accrued by the Tri-Star Joint

Venture as an Additional Payment allocable to the

Partnership.

       The Additional Payments from the Distributors are

expected to enable the Partnership, through each Joint

Venture, to achieve Cost Return for each Unrecouped Film and are not intended to enable the Partnership to recoup any

amounts paid by the Partnership for management fees or other expenses of the Partnership.

       2.  Results of Operations.

       The Partnership's operating results are primarily

dependent upon the operating results of the Joint Ventures

and are significantly impacted by the Joint Ventures'

policies.

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

       Additionally, each Joint Venture may record income

with respect to Additional Payments, to the extent available,

which may allow it to recover its investment in films.

       For the year ended December 31, 1995, the Columbia

Joint Venture had a net loss; however,the Partnership

reported a net profit from that Joint Venture of

approximately $61,000, due primarily to the profitable

results of one film.  The Tri-Star Joint Venture had a net

profit of which the Partnership's share was approximately

$56,000, due primarily to the profitable results of certain

films offset, in part, by the recapture of Additional

Payments.  In addition, the Partnership earned approximately

$64,000 of interest income from its short-term investments

and incurred approximately $487,000 of expenses from its

operations, resulting in an overall net loss to the

Partnership of approximately $306,000.

       For the year ended December 31, 1994, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $47,000, due primarily to the

profitable results of one film offset, in part, by expenses

related to foreign exchange losses.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share was approximately $1,099,000, due primarily to the accrual of

Additional Payments and related interest income and the

profitable results of one film offset, in part, by expenses

related to foreign exchange losses.  In addition, the

Partnership earned approximately $101,000 of interest income from its short-term investments and incurred approximately

$478,000 of expenses from its operations, resulting in an

overall net profit to the Partnership of approximately

$769,000.

       For the year ended December 31, 1993, the Columbia

Joint Venture had a net profit, of which the Partnership's

share was approximately $1,155,000, due primarily to the

accrual of Additional Payments and related interest income,

the recognition of distributions accrued in excess of the

Partnership's investment in the Columbia Joint Venture and

the profitable results of one film offset, in part, by the

write down to net realizable value of certain films.  The Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $950,000, due primarily to the accrual of Additional Payments and related interest

income and the profitable results of certain films.  In

addition, the Partnership earned approximately $128,000 of

interest income from its short-term investments and incurred approximately $567,000 of expenses from its operations,

resulting in an overall net profit to the Partnership of

approximately $1,666,000.

       The decrease in interest income for the years ended

December 31, 1995 and 1994 as compared with the prior years

1994 and 1993, respectively, was due primarily to the

availability of less funds for short-term investments.

       The increase in total expenses for the year ended

December 31, 1995 as compared with the prior year, was due

primarily to an increase in Other Expenses.  The increase in

Other Expenses is primarily attributable to an increase in

professional fees.  The decrease in total expenses for the

year ended December 31, 1994 as compared with the prior year,

was due primarily to a decrease in Other Expenses.  The

decrease in Other Expenses is primarily attributable to a

decrease in professional fees resulting from the performance of fewer production and distribution audits in 1994.

       The Partnership does not believe that the impact of

inflation on the results of its operations has been material.

Item 8.    Financial Statements and Supplementary Data.

       See the financial statements set forth in Item 14 of

this annual report.


Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                          PART III.

Item 10.   Directors and Executive Officers of the
       Partnership.

       The General Partner of the Partnership is Delphi

Management Associates, a New York general partnership

originally formed in June 1985 by Lewis J. Korman, Richard M.

Mason and two other individuals.  In January 1987, ML Film

Entertainment Inc. ("ML Film"), a Delaware corporation, and a wholly-owned subsidiary of ML Leasing Equipment Corp. (which is an indirect wholly-owned subsidiary of Merrill Lynch & Co.

Inc., and the successor in interest to Merrill Lynch Leasing

Corp.) and an affiliate of Merrill Lynch, Pierce, Fenner &

Smith Incorporated ("Merrill Lynch") was admitted as a

partner in the General Partner and replaced Mr. Korman as

managing partner of the General Partner (the "Managing

Partner").  Set forth below is certain information regarding the management of the General Partner.

ML Film.

The executive officers and directors of ML Film are:


Kevin K. Albert . . . . .  President, Director
Robert F. Aufenanger . Executive Vice President, Director
Steven N. Baumgarten. Vice President, Director
Michael E. Lurie. . . . .. Vice President, Director
Diane T. Herte . . . . . . . Treasurer

       Kevin K. Albert, 43, a Managing Director of

Merrill Lynch Investment Banking Group ("ML Investment

Banking"), joined Merrill Lynch in 1981.  Mr. Albert

works in the Equity Private Placement Group and is

involved in structuring and placing a diversified array

of private equity financings including common stock,

preferred stock, limited partnership interests and other

equity related securities.  Mr. Albert is also a director

of  ML Media Management Inc. ("ML Media"), an affiliate

of ML Film and a joint venturer of Media Management

Partners, the general partner of ML Media Partners, L.P.;

a director of ML Opportunity Management Inc. ("ML

Opportunity"), an affiliate of ML Film and a joint

venturer in Media Opportunity Management Partners, the

general partner of ML Media Opportunity Partners, L.P.; a

director of  ML Mezzanine II Inc. ("ML Mezzanine II"), an

affiliate of ML Film and the general partner of the

managing general partner of ML Lee Acquisition Fund II,

L.P. and ML Lee Acquisition Fund (Retirement Accounts)

II, L.P.; a director of ML Mezzanine Inc. ("ML

Mezzanine"), an affiliate of ML Film and the general

partner of the managing general partner of ML Lee

Acquisition Fund, L.P.; a director of Merrill Lynch

Venture Capital Inc. ("ML Venture"), an affiliate of ML

Film and the general partner of the Managing General

Partner of ML Venture Partners I, L.P. ("Venture I"), ML

Venture Partners II, L.P. ("Venture II"), and ML Oklahoma

Venture Partners Limited Partnership ("Oklahoma"); and a

director of Merrill Lynch R&D Management Inc. ("ML R&D"),

an affiliate of ML Film and the general partner of the

Managing General Partner of ML Technology Ventures, L.P.

Mr. Albert also serves as an independent general partner

of Venture I and Venture II.

       Robert F. Aufenanger, 42, a Vice President of

Merrill Lynch & Co. Corporate Credit and a Director of

the Partnership Management Department, joined Merrill

Lynch in 1980.  Mr. Aufenanger is responsible for the

ongoing management of the operations of the equipment and

project related limited partnerships for which affiliates

of ML Film serve as general partners.  Mr. Aufenanger is

also a director of ML Media, ML Opportunity, ML Venture,

ML R&D, ML Mezzanine and ML Mezzanine II.

       Steven N. Baumgarten, 40, a Vice President of

Merrill Lynch & Co. Corporate Credit, joined Merrill

Lynch in 1986.  Mr. Baumgarten shares responsibility for

the ongoing management of the operations of the equipment

and project related limited partnerships for which

subsidiaries of ML Leasing Equipment Corp., an affiliate

of Merrill Lynch, are general partners.

       Michael E. Lurie, 52, a First Vice President of

Merrill Lynch & Co. Corporate Credit and the Director of

the Asset Recovery Management Department, joined Merrill

Lynch in 1970.  Prior to his present position, Mr. Lurie

was the Director of Debt and Equity Markets Credit

responsible for the global allocation of credit limits

and the approval and structuring of specific transactions

relating to debt and equity products.  He also served as

Chairman of the Merrill Lynch International Bank Credit

Committee.  Mr. Lurie is also a director of ML Media, ML

Opportunity, ML Venture and ML R&D.

       Diane T. Herte, 35, an Assistant Vice President of

Merrill Lynch & Co., Corporate Credit since 1992, joined

Merrill Lynch in 1984.  Ms. Herte's responsibilities

include controllership and financial management functions

for certain partnerships for which subsidiaries of ML

Leasing Equipment Corp., an affiliate of Merrill Lynch,

are general partners.

       Mr. Aufenanger is an executive officer of Mid-

Miami Diagnostics Inc. ("Mid-Miami Inc.").  On October

28, 1994 both Mid-Miami Inc. and Mid-Miami Diagnostics,

L.P. filed voluntary petitions for protection from

creditors under Chapter 7 of the United States Bankruptcy

Code in the United States Bankruptcy Court for the

Southern District of New York.

       Merrill Lynch was a co-managing underwriter of the

initial public offering of Sony Pictures Entertainment,

Inc. ("SPE") (then known as "Tri-Star Pictures, Inc.")

securities and of several subsequent public offerings of

additional SPE securities.  In addition, an affiliate of

the Managing Partner serves as a manager for certain film

financing transactions conducted on behalf of SPE in

Japan.  Therefore, ML Film and its affiliates could have

interests that may conflict with those of the

Partnership.

       Merrill Lynch, or an affiliate, has served as a

selling agent for the public offerings of units in each

of the Delphi Partnerships.

Operational and Financial Services.

       To assist it in the performance of its duties, the

General Partner has engaged Magera, subject to the

direction and supervision of the General Partner, to

provide operational and financial services which are

provided at no additional cost to the Partnership for

each year for which there is a management fee.  Magera is

owned by Richard M. Mason and Aaron German.  Mr. Mason, a

partner of the non-managing partner of the General

Partner and the President of Magera, and Mr. German, the

Executive Vice President, of Magera, also previously

acted as consultants to SPE.  Magera also provides

operational and financial services to the general

partners of other private and public limited

partnerships, including the other Delphi Partnerships,

and serves as a consultant to others engaged in the

entertainment industry.

Item 11.   Executive Compensation.

       The General Partner was paid a management fee of

$400,000 for 1995.  The General Partner is responsible

for payments to all personnel employed by it, office and

travel expenses and other matters relating to the

administration of the Partnership.  The General Partner

does not, however, bear professional fees rendered on

behalf of the Partnership, such as legal fees and fees to

certified public accountants which are paid directly by

the Partnership.  The General Partner is being reimbursed

for out-of-pocket expenses with respect to administering

the Partnership and reporting to partners.  For years

subsequent to 1995, there will be no fixed management

fee.  In that regard, the General Partner, on behalf of

the Partnership, has retained Magera to provide those

services to the Partnership for years after 1995.

       Until limited partners have received total cash

distributions equal to their capital contributions (the

"Capital Return"), they will receive 99% of, and the

General Partner will receive 1% of, all cash

distributions.  The General Partner, in addition to

receiving distributions in respect of the 1% interest for

which it has paid, will be entitled to receive

distributions in amounts equal to 20% of all cash

distributions made after Capital Return.  The payment to

the General Partner of one-third of these additional

amounts with respect to the 20% interest will be deferred

until the limited partners have received total cash

distributions equal to l50% of Capital Return and the

amounts deferred will be payable from the next cash

distributed after l50% of Capital Return is reached.  If

l50% of Capital Return is not reached, the General

Partner will not receive any deferred amount.

       The foregoing describes the provisions of the

partnership agreement concerning the General Partner's

right to share in cash distributions, and is not intended

to suggest that any particular level of cash

distributions will be reached.

       Prior to reaching the Capital Return, income will

be allocated 99% to the limited partners and l% to the

General Partner.  After Capital Return is reached,

allocations of income will be based on the aggregate

prior allocations of income and losses, the aggregate

prior cash distributions and cash available for

distribution.

Item 12.   Security Ownership of Certain Beneficial Owners

                 and Management.

       To the best of the knowledge of the Partnership,

no person beneficially owns in excess of 5% of the

limited partnership units of the Partnership.  To the

best of the knowledge of the Managing Partner, as of

March 1, 1996, no person is the beneficial owner of 5%

or more of the outstanding common stock of Merrill

Lynch.

Item 13.   Certain Relationships and Related

Transactions.

       The Partnership's operations relating to the

ownership and exploitation of films involve Columbia or

TriStar.  See Item 1 "Business."

       The General Partner is entitled to management

fees and to a portion of cash distributions to

partners.  The General Partner of the Partnership is

affiliated with the general partners of other Delphi

Partnerships all of which are limited partnerships

similar to the Partnership.

                          PART IV.


Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.


(a)(1) Financial Statements:

                  Delphi Film Associates V

       Independent Auditors' Report

       Balance Sheets at December 31, 1995 and 1994

       Statements of Operations For the Years
         Ended December 31, 1995, 1994 and 1993

       Statements of Cash Flows for the Years
         Ended December 31, 1995, 1994 and 1993

       Statements of Changes in Partners' Capital
         For the Years Ended December 31, 1995,
         1994 and 1993

       Notes to Financial Statements

                Columbia-Delphi V Productions

       Independent Auditors' Report

       Balance Sheets at December 31, 1995 and 1994

       Statements of Operations for the Years
         Ended December 31, 1995, 1994 and 1993

       Statements of Cash Flows for the Years
         Ended December 31, 1995, 1994 and 1993

       Statements of Venturers' Capital for the Years
         Ended December 31, 1995, 1994 and 1993

       Notes to Financial Statements

                Tri-Star-Delphi V Productions

       Independent Auditors' Report

       Balance Sheets at December 31, 1995 and 1994

       Statements of Operations for the Years
          Ended December 31, 1995, 1994 and
          l993

       Statements of Cash Flows for the Years
         Ended December 31, 1995, 1994 and 1993

       Statements of Venturers' Capital for
         the Years Ended December 31, 1995, 1994
         and 1993

       Notes to Financial Statements

 (a)(2)    Financial Statement Schedules:

          No financial statement schedules have been filed as part of this report as none are required.

(a)(3) Exhibits
Exhibit No.
       Amended Agreement
         of Limited Partnership (1)
4.l(a)

       Amendment to Amended Agreement of
         Limited Partnership dated as of
         December 26, 1986 (2)
4.1(b)

       Joint Venture Agreements (1)
l0.1

       Product Origination Agreements (l)
l0.2

       Distribution Agreements (1)
l0.4(a)

       Amendment to the Columbia
         Distribution Agreement dated
         May 4, 1987 (3)
10.4(b)

       Amendment to the Tri-Star Distribution
         Agreement dated June 9, 1987 (3)
10.4(c)

       Amendment to the Tri-Star Distribution
         Agreement dated December 2, 1987 (3)
10.4(d)

       Financial Data Schedule
27



       (1) Incorporated by reference to the Partnership's registration statement No. 2-98776, as amended, on file with the Securities and Exchange Commission.

       (2)  Incorporated by reference to the Partnership's
Form 10-Q for the quarter ended June 30, 1987 on file with the Securities and Exchange Commission.

       (3)  Incorporated by reference to the Partnership's
Form 10-K for the year ended December 31, 1987 on file with the Securities and Exchange Commission.


(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the last

quarter of the

Partnership's fiscal year ended December 31, 1995.

(c)    Exhibits.

       The Exhibits required by Item 601 of Regulation S-K

are submitted as a separate section following the

Partnership's financial statements.

(d)    Financial Statement Schedules.

       No financial statement schedules have been filed as

part of this report as none are required.

                         SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: March 28, 1996               DELPHI FILM
ASSOCIATES V
                                         By:  DELPHI
MANAGEMENT
                                                 ASSOCIATES
                                                 General
Partner
                                         By:  ML Film
Entertainment Inc.,
                                                 Managing
Partner

                                                  /s/ Kevin K.
Albert
                                                  (Kevin K.
Albert)
                                                  President

       Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                   Date
/s/ Kevin K. Albert     Director and President of
March  28, 1996
(Kevin K. Albert)       the Managing Partner
                    of the General Partner
                    (principal executive
                    officer of the Registrant)

/s/ Robert F. Aufenanger              Director and Executive
Vice       March  28, 1996
(Robert F. Aufenanger)                President of the
Managing
                    Partner of the General Partner

/s/ Steven N. Baumgarten              Director and Vice
President      March  28, 1996
(Steven N. Baumgarten)  of the Managing Partner
                    of the General Partner

                                           Director and Vice
President      March  28, 1996
(Michael E. Lurie)      of the Managing Partner
                    of the General Partner

/s/ Diane T. Herte      Treasurer of the          March  28,
1996
(Diane T. Herte)                      Managing Partner
                    of the General Partner
                    (principal financial officer
                    and principal accounting
                    officer of the Registrant)

                        EXHIBIT INDEX


Page Reference

in Sequentially

Numbered Copy

          4.1(a)  Amended Agreement
                  of Limited Partnership*

    4.1(b)    Amendment to the Amended Agreement
          of Limited Partnership dated as of
          December 26, 1986*

    l0.l      Joint Venture Agreements*

    l0.2  Product Origination Agreements*

    l0.4(a)   Distribution Agreements*

    10.4(b)   Amendment to the Columbia Distribution
                  Agreement dated May 4, 1987*

    10.4(c)   Amendment to the Tri-Star Distribution
                  Agreement dated June 9, 1987*

    10.4(d)   Amendment to the Tri-Star Distribution
          Agreement dated December 2, 1987*

     27   Financial Data Schedule

                INDEPENDENT AUDITORS' REPORT

The Partners
Delphi Film Associates V:

We have audited the accompanying balance sheets of Delphi Film Associates V (a New York Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in partners' capital for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphi Film Associates V (a New York Limited
Partnership) at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP


New York, New York
March 25, 1996

                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)

                       BALANCE SHEETS
                       (000's Omitted)



December 31,

                                1995        1994

ASSETS
Cash                                     $           $
                                       191         482
Short-Term Investments (Note 2)      1,079       1,076
Receivable from Columbia-Delphi
V
  Productions (Note 4)                 186         198
Receivable from Tri-Star-Delphi
V
  Productions (Note 4)                 493         507
Interest in Motion Picture
Venture-Columbia-
  Delphi V Productions (Notes 2
& 4)                                    --           5
                     Total               $           $
Assets                               1,949       2,268

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 91         104
                      Total
Liabilities                             91         104

Partners' Capital (Note 1):
  General Partner                       66          69
  Limited Partners
                                     1,792       2,095

                       Total
Partners' Capital                    1,858       2,164

                       Total
Liabilities and Partners'
                                         $           $
Capital                              1,949       2,268


     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)

                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net  (loss) profit per unit)

                            For the Year Ended December 31,

1995           1994          1993
Interest Income               $       $      $
                             64     101    128

Expenses:
    Management Fee          400     400    400
    Other Expenses
                             87      78    167

                            487     478    567

Loss before Share of
Profit
  in Motion Picture       (423)   (377)  (439)
Ventures
Share of Profit in
Motion Picture
  Venture--Columbia-
Delphi V
   Productions (Notes 2      61      47  1,155
& 4)
Share of Profit in
Motion Picture
    Venture--Tri-Star-
Delphi V
     Productions (Notes
2 & 4)                       56   1,099    950

Net (Loss) Profit             $       $      $
                          (306)     769  1,666

Net (Loss) Profit Per
Unit of
  Limited Partnership
Interest
   ( 8,000 Units)             $       $      $
                           (38)      95    206



     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

For the Year Ended December 31,
                                                     1995
1994               1993
Cash Flow From Operating
Activities:
Net (Loss) Profit                         $         $         $
                                      (306)       769     1,666
Adjustments to reconcile Net
(Loss) Profit to net
   cash (used) provided by
operating activities:
     Share of Income in Motion        (117)   (1,146)   (2,105)
Picture Ventures
     Distributions from Joint           122     1,155     2,157
Ventures
     Changes in Assets and
Liabilities:
        Decrease in Receivables
from Joint
          Ventures, net                  26     6,450     8,613
        (Decrease) Increase in
Accrued Expenses
          and Accounts Payable
                                       (13)         2      (11)

        Net Cash (Used) Provided
by Operating
           Activities
                                      (288)     7,230    10,320

Cash Flow From Investing
Activities:
Purchases of Short-Term             (3,464)  (17,694)  (13,281)
Investments
Redemptions of Short-Term
Investments                           3,461    17,359    14,634

   Net Cash (Used) Provided by
Investing
     Activities
                                        (3)     (335)     1,353

Cash Flow From Financing
Activities:
Distributions to Partners
                                         --   (6,869)  (11,717)
   Net Cash Used by Financing
Activities                               --   (6,869)  (11,717)

(Decrease) Increase In Cash           (291)        26      (44)
Cash at beginning of year
                                        482       456       500
Cash at end of year                       $         $         $
                                        191       482       456
     See accompanying notes to the financial statements.

                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
    FOR THE YEARS ENDED DECEMBER 3l, 1995, 1994 AND 1993
       (000's Omitted, except distributions per unit)

                                   General           Limited
Total
Balance January 1, 1993              $         $         $
                                   230    18,085    18,315

Net Profit for the Year
Ended
  December 31, 1993                 17     1,649     1,666

Distributions to Partners
($1,450 per unit)                (117)  (11,600)  (11,717)

Balance December 31, 1993          130     8,134     8,264

Net Profit for the Year
Ended
  December 31, 1994                  8       761       769

Distributions to Partners
($850 per unit)                   (69)   (6,800)   (6,869)

Balance December 31, 1994           69     2,095     2,164

Net Loss for the Year Ended
  December 31, 1995
                                   (3)     (303)     (306)

Balance December 31, 1995            $         $         $
                                    66     1,792     1,858


     See accompanying notes to the financial statements.

                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS


1.  General

   Delphi Film Associates V (the "Partnership") is a limited

partnership which was formed to participate in the

production, acquisition, ownership, and exploitation of

feature length motion pictures through Columbia-Delphi V

Productions (the "Columbia Joint Venture"), a joint venture

with Columbia Pictures Industries, Inc. ("Columbia"), and

through Tri-Star-Delphi V Productions (the "Tri-Star Joint

Venture"), a joint venture with TriStar Pictures, Inc.

(formerly Tri-Star Pictures, Inc.) ("TriStar").

   The Partnership was organized under the law of the State

of New York on June 21, 1985.  Delphi Management Associates,

a New York general partnership (the "General Partner"), is

the general partner of the Partnership.  The General Partner,

which has the full responsibility for the management of the

Partnership's business, received a fee for its management

services of $400,000 in each of 1995, 1994 and 1993.  A

public offering (the "Offering") of limited partnership

interests was completed on December 18, 1985.  The

Partnership had no substantial operations until December

l985, when the Offering was completed.  A total of 8,000

units at $5,000 per unit were sold.  The General Partner

contributed $404,000, an amount equal to l% of the total

capital contributions to the Partnership.  Profits and losses have been allocated l% to the General Partner and 99% to the limited partners.

   The principal business of the Partnership is the

production, acquisition, ownership, and exploitation of

motion pictures through its participation in the Joint

Ventures.  Accordingly, the Partnership's operating results

are in large part dependent upon the operating results of the

Joint Ventures and are significantly impacted by the Joint

Ventures' policies (see Note 4).

2.  Summary of Significant Accounting Policies

   (a)  Short-Term Investments

   Short-Term Investments consist solely of U.S. Government

Securities which are stated at cost plus accrued interest,

which approximate market value.

   (b)  Accounting for Participation in Joint Ventures

   The Partnership records its investment in the Joint

Ventures under the equity method of accounting.  Columbia

agreed to compensate the Partnership for the unavailability

to the Columbia Joint Venture of investment tax credits with respect to two films by paying $l83,000 to the Partnership in

l986, an amount which is equal to approximately twice the

Partnership's proportionate share of the investment tax

credits relating to those films.  This payment was applied as a reduction of the Partnership's interest in the Columbia

Joint Venture as of December 31, 1992.  During the year ended

December 31, 1993, the Partnership accrued distributions from the Columbia Joint Venture in excess of its Interest in

Motion Picture Venture.  As a result, the Partnership

included an additional $l83,000 in its share of profit from

the Columbia Joint Venture for the year ended December 31,

1993.

   (c)  Accounting for Income Taxes

   No provision for income taxes has been made as Delphi Film

Associates V is treated as a partnership for income tax

purposes, with all income tax consequences flowing directly

to its partners.

   Effective January l, l993, the Partnership adopted

Statement of Financial Accounting Standards No. 109,

"Accounting for Income Taxes."  As of December 31, 1995 and

1994, the reported amounts of the Partnership's assets less

liabilities were greater (less) than the tax bases by

approximately $976,000 and ($952,000), respectively.  The

adoption of the Statement had no impact on the

Partnership's financial statements.



3.  Supplemental Disclosure of Cash Flow Information

   No amounts for interest were paid in l995, l994 and l993.



4.  Transactions with Joint Ventures

   (a) Interests in Motion Pictures

   The Partnership, through each Joint Venture, generally has interests ranging from 5% to 25% in (and bore 5% to 25% of

the cost of) motion pictures produced by the Joint Ventures

("Joint Venture Films").  The Partnership also has a

participation interest in one additional film for which it

made no cash investment (the "Additional Film").

   The Partnership has satisfied its commitment to contribute funds to the Joint Ventures for the production and

acquisition of films, approximately one-half of which was

allocated to each Joint Venture.  As of December 31, 1995 the

Columbia Joint Venture had interests in eleven films for

which the Partnership's cash contributions (including

interest) aggregated $23,331,000 and the Tri-Star Joint

Venture had interests in thirteen films (exclusive of the

Additional Film) for which the Partnership's cash

contributions (including interest) aggregated $23,067,000.

   (b)  Current Operations

   As of December 31, 1995, all twenty-five films in which

the Partnership has an interest (including the Additional

Film) had been released.  All of the films have completed

their theatrical release and are being distributed in various ancillary markets.  Based on the results of the films during the year ended December 31, l995, and after deducting the net operating expenses of the Partnership, the Partnership is

reporting a net loss of $306,000 for the year ended December

31, 1995.

   (c)  Transactions with Columbia and TriStar

   The films in which the Columbia Joint Venture has an

interest are distributed pursuant to a distribution agreement between Columbia Pictures (a "Distributor"), a division of

Columbia, and the Columbia Joint Venture.  The films in which the Tri-Star Joint Venture has an interest are distributed

pursuant to a distribution agreement between TriStar

Pictures, Inc. (a "Distributor") and the Tri-Star Joint

Venture (see Note 5).  The Distributors are entitled to

receive a fee of l7.5% of substantially all gross receipts

from each film, except that the Distributors' entitlement to this distribution fee is deferred until its Joint Venture has received from the distribution of that film an amount equal

to that spent by the Joint Venture to produce or acquire an

interest in the film, other than amounts spent for payments

in the nature of interest.  In light of the results of the

Joint Venture films, net revenues have been computed without deducting a distribution fee to the Distributor, with the

exception of five films for which a portion of the fees were deducted and one film for which the entire distribution fee

has been deducted.

   (d)  Joint Venture Revenue Recognition

   Each Joint Venture recognizes net revenue from the

Distributor on an accrual basis.  Net revenues consist of:

(a) the portion of net proceeds (gross receipts less a

distribution fee, unless deferred, and other distribution and releasing costs) or, if greater, the portion of gross

receipts payable to the Joint Ventures under the distribution agreements, plus, (b) accrued gross receipts (not in excess

of the Columbia and Tri-Star Joint Venture's advertising

expenditures plus an amount intended to approximate the cost of funds incurred by the Partnership in connection with the

Columbia and Tri-Star Joint Venture's advertising

obligation).  However, certain advances received by the

Distributor which are includable in gross receipts under the distribution agreements are not reflected in the calculation of net revenues until those advances are earned.

   (e)  Joint Venture Amortization Policies

   Advertising expenditures which benefit future periods were capitalized as incurred by the Joint Ventures.  Advertising

expenditures and unamortized production costs are amortized

under the individual film forecast method based upon net

revenues recognized in proportion to the Joint Venture's

estimate of ultimate net revenues to be received without

regard to any additional payments (see Note 5).  Unamortized production costs are compared with net realizable value on a film by film basis, and losses are recognized to the extent

of any excess of costs over net realizable value.

Unamortized advertising expenditures are compared with the

total estimated gross receipts from all films in the

aggregate, and losses are recognized to the extent of any

excess of expenditures over gross receipts.

   (f)  Receivable from Columbia Joint Venture

   This asset represents the amounts receivable by the

Partnership from the Columbia Joint Venture.  The total

receivable as of December 31, 1995 and 1994 of $186,000 and

$198,000, respectively, consists of amounts accrued with

respect to net proceeds and gross receipts payments.

   (g)  Receivable from Tri-Star Joint Venture

   This asset represents the amounts receivable by the

Partnership from the Tri-Star Joint Venture.  The total

receivable as of December 31, 1995 of $493,000 consists of

$140,000 accrued with respect to net proceeds and gross

receipts payments and $353,000 accrued as Additional Payments

(as defined below).  The total receivable as of December 31,

l994 of $507,000 consisted of $152,000 accrued with respect

to net proceeds and gross receipts payments and $355,000

accrued as Additional Payments (as defined below).



5.  Additional Payments

   The terms of the distribution agreements between each

Joint Venture and its Distributor, provide that the

Partnership would be entitled to receive, through the Joint

Venture, a payment (an "Additional Payment") from that Joint

Venture's Distributor for each film (an "Unrecouped Film"),

if by September l993, in the case of the Columbia Joint

Venture, and if by June l994, in the case of the Tri-Star

Joint Venture, for which the Joint Venture has not received

from the distribution of that film (or its sale) an amount

("Cost Return") equal to the amount spent by the Joint

Venture to produce or acquire an interest in that film, other than amounts spent for payments in the nature of interest.

Each Additional Payment has been made in the amount necessary for the Partnership to be repaid (without interest) its

unrecouped contributions to the Joint Venture with respect to the production or acquisition of an interest in an Unrecouped

Film (other than contributions for payments in the nature of interest), but not more than the amount specified below.  The

Additional Payment was payable only to the extent of the

distribution fees received by the Distributor from the

distribution of all of its Joint Venture's films.  The

Additional Payments to each Joint Venture based on

distribution fees were allocated by each Joint Venture first to the Partnership, to the extent necessary for the

Partnership to recoup (without interest) the amount of its

contributions to each Joint Venture for the production or

acquisition of the Unrecouped Films (other than contributions for payments in the nature of interest); any excess has been allocated to the studio venturer.  If these distribution fees were insufficient to enable a Distributor to make the

Additional Payment with respect to all of its Joint Venture's

Unrecouped Films, gross receipts and net proceeds of each

remaining Unrecouped Film distributed by that Distributor

were recalculated by including as gross receipts the minimum license fees under its license agreement with Home Box

Office, Inc. and certain minimum amounts in respect of video cassette and video disc exploitation with respect to that

Unrecouped Film.  Each Distributor made an Additional Payment to the Partnership, through its Joint Venture, with respect

to each Unrecouped Film to the extent of the Partnership's

share of additional gross receipts or net proceeds payable to the Joint Venture as a result of the recalculation but only

up to the amount of the unrecouped contributions (other than contributions for payments in the nature of interest) by the

Partnership for the production and acquisition of that

Unrecouped Film.  Each Additional Payment made on the basis

of such recalculation has been allocated between the

Partnership and the studio venturer in proportion to their

respective interests in the applicable Unrecouped Film.

   The distribution agreements provide that each Distributor

is entitled to recoup the Additional Payments made to the

Partnership in respect of each Unrecouped Film, with an

amount in the nature of interest calculated at ll0% of the

prime rate from time to time, from the Partnership's share of subsequent gross receipts or net proceeds of that Unrecouped

Film and from the proceeds of any sale of the Partnership's

interest in that Unrecouped Film or amounts allocable to that

Unrecouped Film upon a sale of the Partnership's interest in the Joint Venture.  In no event will the Distributor be able to recoup amounts from the proceeds of any sale from a film

that is not an Unrecouped Film.  In calculating the amount of distribution fees available for the Additional Payments, no

distribution fee was deemed to have been received by a

Distributor (and therefore no distribution fee was deemed to have been available for the Additional Payment) from a film

with respect to which the most recent payment to that

Distributor's Joint Venture was based on gross receipts or

from a film that did not reach Cost Return.  In addition, for these purposes, no distribution fee is considered to have

been received by the Distributor for this purpose from "Short

Circuit 2."

   The Partnership received approximately $7,400,000 in June

l994 representing its share of the Tri-Star Joint Venture's

Additional Payments relating to all but one film.  Based upon the anticipated performance of this film in release at

December 31, 1995, $353,000 has been accrued by the Tri-Star

Joint Venture as an Additional Payment allocable to the

Partnership.  During the year ended December 31, 1993, the

Partnership received approximately $11,356,000 representing

its share of the Columbia Joint Venture's Additional

Payments.  The Additional Payments from the Distributors are expected to enable the Partnership, through each Joint

Venture, to achieve Cost Return for each Unrecouped Film and are not intended to enable the Partnership to recoup any

amounts paid by the Partnership for management fees or other expenses of the Partnership.

   Until the recoupments referred to above are complete, the

Partnership will not receive any additional revenue from the distribution of any Unrecouped Film.  The Columbia and

TriStar Distributors are not expected to fully recoup these

Additional Payments and it is therefore currently expected

that the Partnership will not receive any additional revenue with respect to the Columbia Joint Venture's Unrecouped

Films.

              REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
Columbia - Delphi V Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of Columbia - Delphi V Productions at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.












Century City, California
March 22, l996

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                       BALANCE SHEETS
                       (000's Omitted)


      December 31,
                                                  1995
1994
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $241,322 and $241,146,            $         $
respectively                           845     1,021
     (Notes 1, 2 & 5)
Motion Picture Costs Recoverable
from
    Additional Payments (Notes         921       655
3, 5 & 6)
Receivable from Columbia
Pictures
    (Distributor) (Note 6)
                                     1,158     2,369

                     Total        $  2,924         $
Assets                                         4,045

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures
Industries, Inc.
    (Note 6)                             $         $
                                     1,893     2,826
  Payable to Delphi Film
Associates V (Note 6)                  186       198

                      Total
Liabilities                          2,079     3,024

Venturers' Capital (Notes 1 &
3):
  Columbia Pictures Industries,        845     1,016
Inc.
  Delphi Film Associates V
                                        --         5

                       Total
Venturers' Capital                     845     1,021

                       Total
Liabilities and Venturers'
                                         $          $
Capital                              2,924      4,045

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)

                                                  For the
Year Ended December 31,
                                                      1995
1994          1993
Net Revenues From Motion
Picture
    Exploitation (Note        $       $      $
2)                          603     483  1,237

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs
           (Notes 2 & 5)
                            176     408    703

Income from Operations      427      75    534

Additional Payments
Accrual
    (Notes 3 & 5)           266      98  3,401

Interest Income              --      --  5,248

Other Expense  (Note 7)
                             --   (140)     --

Net Income                    $       $      $
                            693      33  9,183




     See accompanying notes to the financial statements.



               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

                                       For the Year Ended
December 31,
                                            1995
1994    1993
Cash Flow From Operating
Activities:
Net Income                                $         $         $
                                        693        33     9,183
Adjustments to reconcile Net
Income
      to net cash provided by
operating activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                  176       408       703
  Accrued Distributions to              154       691    82,123
Venturers
  Changes in Assets and
Liabilities:
      Decrease in Payable to
Columbia
         Pictures Industries,         (933)      (90)  (71,691)
Inc.
      Decrease in Receivable from
         Columbia Pictures            1,211       179       218
(Distributor)
      (Increase) Decrease in
Motion Picture Costs
         Recoverable from             (266)      (97)    81,905
Additional Payments
      (Decrease) Increase in
Payable to Delphi
         Film Associates V
                                       (12)         8  (10,432)

          Net Cash Provided by
Operating Activities                  1,023     1,132    92,009

Cash Flow from Financing
Activities:
Distributions to Venturers
                                    (1,023)   (1,132)  (92,009)

          Net Cash Used by
Financing Activities                (1,023)   (1,132)  (92,009)

Net Change in Cash                       --        --        --
Cash at beginning of year
                                         --        --        --
Cash at end of year                       $         $         $
                                         --        --        --

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

              STATEMENTS OF VENTURERS' CAPITAL
    FOR THE YEARS ENDED DECEMBER 3l, 1995, 1994 AND 1993
                       (000's Omitted)

                              Columbia         Delphi
                              Pictures            Film
Total
                              Industries,        Associates
Venturers'
                                   Inc.                    V
Capital
Venturers' Capital as of             $         $         $
January 1, 1993                  1,919       213     2,132

Net Income for the Year
Ended
  December 31, 1993              8,211       972     9,183

Accrued Distributions to
Venturers                      (8,715)   (1,171)   (9,886)

Venturers' Capital as of
December 31,
    1993                         1,415        14     1,429

Net (Loss) Income for the
Year Ended
  December 31, 1994               (14)        47        33

Accrued Distributions to
Venturers                        (385)      (56)     (441)

Venturers' Capital as of
December 31,
    1994                         1,016         5     1,021

Net Income for the Year
Ended
  December 31, 1995                632        61       693

Accrued Distributions to
Venturers                        (803)      (66)     (869)

Venturers' Capital as of
December 31,
    1995                             $         $         $
                                   845        --       845

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS



1. General

   Columbia-Delphi V Productions (the "Joint Venture") is a

joint venture between Columbia Pictures Industries, Inc.

("Columbia") and Delphi Film Associates V, a New York limited partnership (the "Partnership"), formed on August 15, 1985 to engage in the business of producing, acquiring, owning and

exploiting feature length motion pictures.  Columbia has

approximately a 75-94% interest and the Partnership has

approximately a 6-25% interest in ten films (the "Joint

Venture Films").  Each of Columbia and the Partnership was

responsible for those respective percentages of the production costs of the Joint Venture Films.  In addition, the Joint

Venture has acquired a 20% interest in one film produced by

Columbia in which Columbia-Delphi IV Productions, a joint

venture between Columbia and Delphi Film Associates IV, a New

York limited partnership ("Delphi IV"), holds the remaining

80% interest.  The Joint Venture's interest in this film was shared equally by Columbia and the Partnership and each was

responsible for one-half of the cost to the Joint Venture for its interest in that film.  The general partner of Delphi IV is affiliated with the general partner of the Partnership.

   As of December 31, 1995, all ten Joint Venture Films and

the film in which the Joint Venture has acquired a 20%

interest had been released.

   All of the Joint Venture's films are being distributed

pursuant to a distribution agreement between Columbia

Pictures (the "Distributor"), a division of Columbia and the

Joint Venture (see Note 2).

   The Partnership participates in a joint venture (the

"Other Venture") with TriStar Pictures, Inc. (formerly Tri-

Star Pictures, Inc.) ("TriStar") similar to the Joint

Venture.

   Sony Pictures Entertainment Inc. the parent company of

Columbia and TriStar, is an indirect wholly-owned subsidiary of Sony Corporation.



2. Summary of Significant Accounting Policies

   Recognition of Revenue

   The Joint Venture recognizes net revenues from the

Distributor on an accrual basis.  Net revenues consist of:

a) the portion of net proceeds (gross receipts less a

distribution fee, unless deferred, and other distribution and releasing costs) or, if greater, the portion of gross

receipts payable to the Joint Venture under the distribution agreement, plus b) accrued gross receipts (not in excess of

the amount of the advertising and promotion charge paid by

the Joint Venture plus an amount intended to approximate the cost of funds incurred by the Partnership in connection with the payment of that charge).  However, certain advances

received by the Distributor which are includable in gross

receipts under the distribution agreement are not reflected

in the calculation of net revenues until those advances are

earned.  The Joint Venture's advertising and promotion charge expenditures were recoverable (subject to certain

limitations) from gross receipts from all films in which the

Joint Venture has an interest and gross receipts from all

films in which the Other Venture has an interest.

   Distribution Fee

   The Distributor is entitled to receive a 17.5%

distribution fee on substantially all gross receipts in

calculating the net proceeds to which the Joint Venture is

entitled from the distribution of a film; however, the

Distributor's entitlement to this distribution fee is

deferred until the Joint Venture has received from the

distribution of that film an amount equal to the amount spent by the Joint Venture to produce or acquire an interest in the film, other than amounts spent for payments in the nature of interest ("Cost Return").  After Cost Return for a film, for purposes of determining any additional payments based on net proceeds to which the Joint Venture is entitled in respect of that film, the Distributor will be entitled to receive a

distribution fee equal to 17.5% of substantially all gross

receipts of the film prior to Cost Return and 17.5% of

substantially all additional gross receipts after Cost

Return.

   Net revenues accrued at December 31, l995, 1994 and 1993

have been computed without deducting a distribution fee to

the Distributor in light of the results of the films released through those respective dates with the exception of three

films in 1995, l994 and l993 for which a portion of the

distribution fee has been deducted, and one film for each

year for which the entire distribution fee has been deducted.

   Motion Picture Production and Advertising Costs

   Motion picture production costs include the direct costs

of production plus an overhead charge of 12.5% of the direct production costs; these costs are capitalized as incurred by the Joint Venture.  Payments by the Joint Venture in respect of the advertising and promotion charge payable to the

Distributor were allocated to the films released and were

capitalized in the proportion that the advertising and

promotion costs serving as the basis for allocating those

payments benefit future periods.  These costs are amortized

under the individual film forecast method based upon net

revenues to be received.  Unamortized production costs are

compared with net realizable value on a film by film basis

and unamortized advertising costs are compared with net

realizable value in the aggregate; losses are recognized to

the extent of any excess of costs over net realizable value.

If losses are indicated for films, the Additional Payments

described in Note 3, to the extent available, are accrued as

Motion Picture Costs Recoverable from Additional Payments.



3. Additional Payments (See Note 5)

   The Joint Venture was entitled to a payment from the

Distributor if the Joint Venture had not received net

proceeds and gross receipts (excluding amounts paid to the

Joint Venture for the recovery of advertising and promotion

charge payments) at least equal to the amount spent by the

Joint Venture for the production or acquisition of an

interest in each film (excluding certain amounts spent for

payments in the nature of interest) (an "Unrecouped Film").

Consequently, a payment of approximately $90,554,000 was made in September l993 representing the amount available for the

Joint Venture to be repaid, without interest, its interest in

Unrecouped Films.  The payment to the Joint Venture was

allocated first to the Partnership, to the extent necessary

for the Partnership to recoup (without interest), the amount of its contributions to the Joint Venture for the production or acquisition of the Unrecouped Films (other than

contributions for payments in the nature of interest); any

excess was then allocated to Columbia.  The Partnership

recouped its interests in all Unrecouped Films, and Columbia is still unrecouped.  As a result, after Columbia recoups its interests in Unrecouped Films, the Distributor will be

entitled to recoup these payments, with an amount in the

nature of interest, from the Joint Venture's share of

subsequent net proceeds and gross receipts from such

Unrecouped Films and from the proceeds of any subsequent sale of the Joint Venture's interest in such Unrecouped Films.  If the gross receipts from a film do not exceed the costs of

distributing the film, or if the most recent payment to the

Joint Venture with respect to the film is based on gross

receipts, no amounts from the distribution of that film will be available for payment to the Joint Venture for this

purpose.



4. Income Taxes

   No provision for income taxes is made in the Joint

Venture's financial statements since the venturers treat the

Joint Venture as a partnership for income tax purposes, with all income tax consequences flowing directly to the

venturers.

   Effective January l, l993, the Joint Venture adopted

Statement of Financial Accounting Standards No. 109,

"Accounting for Income Taxes."  As of October 31, 1995 and

1994 (the Joint Venture's tax year end is October 31), the

tax bases of the Joint Venture's assets less liabilities

exceeded amounts reported in the financial statements at

December 31, 1995 and l994 by approximately $3,941,000 and

$3,934,000, respectively.  Management estimates that the tax bases of the Joint Venture's assets and liabilities did not

differ significantly between October 31 and December 31 in

l995 and l994.  The adoption of the Statement had no impact

on the Joint Venture's financial statements.



5. Current Operations

   As of December 31, 1995, the Distributor had released all

eleven films in which the Joint Venture has an interest.  The

Joint Venture is not expected to recoup its investment in

seven of these films out of the proceeds from their

distribution.  However, as a result of the Additional

Payments referred to above, the Partnership has recouped its investment in these films.  For the years ended December 31,

1995, 1994 and 1993, motion picture production and

advertising costs have been reduced by amortization of

$176,000, $408,000 and $703,000, respectively.

   For the year ended December 31, 1995, the Joint Venture

has recorded an increase in the Additional Payment accrual of

$266,000 due to an increase in the estimated distribution fee to be earned by the Distributor.



6. Receivables and Payables

   An analysis of the Joint Venture's receivables and

payables is as follows:


                                                    AT
DECEMBER 31, 1995
                                  Receivable
Payable   Payable
                                      from
to       to
                                   Distributor
Columbia        Partnership
                                          (000's Omitted)

Net Proceeds and Gross Receipts $ 1,158   $    972   $   186

Accrued Additional Payments         921        921         0

  Total                         $ 2,079    $ 1,893   $   186


                    AT DECEMBER 31, 1994
                                   Receivable
Payable   Payable
                                      from                 to
to
                                   Distributor
Columbia        Partnership

(000's Omitted)

Net Proceeds and Gross Receipts $ 2,369    $ 2,171   $   198

Accrued Additional Payments         655        655         0

  Total                         $ 3,024    $ 2,826   $   198

7. Foreign Exchange Gains and Losses

   The distribution agreement between the Joint Venture and

the Distributor provides that revenues earned in foreign

currencies be valued as of the date that monies are remitted or are "freely remittable" to the United States.  Other

Expense for the year ended December 31, l994 of $140,000

represents the cumulative difference between the monies

remitted in U.S. dollars and the value previously recorded

based on the exchange rate at the time of revenue recognition in the applicable international territory.  No such revenue

valuation adjustment was necessary in 1995.

              REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
TriStar - Delphi V Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of TriStar - Delphi V Productions at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.












Century City, California
March  22, l996

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)

                       BALANCE SHEETS
                       (000's Omitted)



      December 31,
                                                 1995
1994
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $57,443 and $57,392,
respectively
     (Notes 1, 2 & 5)                    $         $
                                       365       416
Motion Picture Costs Recoverable
from
 Additional Payments (Notes 3, 5       895       635
& 6)
Receivable from TriStar
Pictures, Inc.
    (Distributor) (Note 6)
                                       820     1,308

                     Total               $         $
Assets                               2,080     2,359

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,           $         $
Inc. (Note 6)                        1,222     1,436
  Payable to Delphi Film
Associates V (Note 6)                  493       507

                      Total
Liabilities                          1,715     1,943

Venturers' Capital (Notes 1 &
3):
  TriStar Pictures, Inc.               365       416
  Delphi Film Associates V
                                        --        --

                       Total
Venturers' Capital                     365       416

                       Total
Liabilities and Venturers'
                                         $          $
Capital                              2,080      2,359

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)

                                                  For the
Year Ended December 31,
                                                      1995
1994          1993

Net Revenues from Motion
Picture
    Exploitation (Note        $       $      $
2)                          121     774    420

Less: Amortization of
Motion
         Picture
Production and
         Advertising
Costs
         (Notes 2 & 5)
                             51     262    108

Income from Operations       70     512    312

Additional Payments
Accrual
    (Notes 3 & 5)            --   1,153      5

Interest Income              --   1,082  1,978

Other Expense  (Note 7)
                             --   (229)     --

Net Income                    $       $      $
                             70   2,518  2,295




     See accompanying notes to the financial statements.



                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

                                            For the Year Ended
December 31,
                                           1995
1994         1993
Cash Flow From Operating
Activities:
Net Income                                $         $         $
                                         70     2,518     2,295
Adjustments to reconcile Net
Income to
      net cash provided by
operating activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                   51       262       108
  Accrued Distributions to              228    15,467   (1,323)
Venturers
  Changes in Assets and
Liabilities:
      (Decrease) Increase in
Payable to TriStar
         Pictures, Inc.               (214)   (9,009)       804
      Decrease (Increase) in
Receivable from
         TriStar Pictures, Inc.         488       (2)       660
(Distributor)
      (Increase) Decrease in
Motion Picture Costs
         Recoverable from             (260)    15,469   (1,983)
Additional Payments
      (Decrease) Increase in
Payable to Delphi
         Film Associates V, net        (14)   (6,458)     1,819
      Decrease in Advance from
TriStar
         Pictures, Inc.
(Distributor)                            --        --   (1,300)

          Net Cash Provided by
Operating Activities                    349    18,247     1,080

Cash Flow from Financing
Activities:
Distributions to Venturers
                                      (349)  (18,247)   (1,080)

          Net Cash Used by
Financing Activities                  (349)  (18,247)   (1,080)

Net Change in Cash                       --        --        --
Cash at beginning of year
                                         --        --        --
Cash at end of year                       $         $         $
                                         --        --        --

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)
    FOR THE YEARS ENDED DECEMBER 3l, 1995, 1994 AND 1993

              STATEMENTS OF VENTURERS' CAPITAL
                       (000's Omitted)

                                                       Delphi
                              TriStar              Film
Total
                              Pictures,           Associates
Venturers'
                                   Inc.                    V
Capital
Venturers' Capital as of             $         $         $
January 1, 1993                    750        36       786

Net Income for the Year
Ended
  December 31, 1993              1,345       950     2,295

Accrued Distributions to
Venturers                      (1,417)     (986)   (2,403)

Venturers' Capital as of
December 31,
    1993                           678        --       678

Net Income for the Year
Ended
  December 31, 1994              1,419     1,099     2,518

Accrued Distributions to
Venturers                      (1,681)   (1,099)   (2,780)

Venturers' Capital as of
December 31,
    1994                           416        --       416

Net Income for the Year
Ended
  December 31, 1995                 14        56        70

Accrued Distributions to
Venturers                         (65)      (56)     (121)

Venturers' Capital as of
December 31,
    1995                             $         $         $
                                   365        --       365

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

1. General

   Tri-Star-Delphi V Productions (the "Joint Venture") is a

joint venture between TriStar Pictures, Inc. (formerly Tri-

Star Pictures, Inc.) ("TriStar") ("TSPI") and Delphi Film

Associates V, a New York limited partnership (the

"Partnership"), formed in August 1985 to engage in the

business of producing, owning and exploiting feature length

motion pictures.  TSPI has interests ranging from

approximately 5-85% and the Partnership has interests ranging from approximately 5-25% in thirteen films (the "Joint

Venture Films").  These Joint Venture films include films

produced by other companies which are being distributed

theatrically in the United States and Canada by TSPI.  In

addition, during l988 the Partnership, through the Joint

Venture, was granted a participation interest without cost in one additional film distributed by TSPI.

   Seven of the Joint Venture Films have been co-produced

with Tri-Star-Delphi IV Productions ("Delphi IV"), a joint

venture between Delphi Film Associates IV ("DFA IV"), a New

York limited partnership, and TSPI.  The accompanying

financial statements reflect the acquisition from the Joint

Venture of a l0% interest in two Joint Venture Films and a

50% interest in one Joint Venture Film by Tri-Star-ML Delphi

Premier Productions ("Delphi VI"), a joint venture between

TSPI and ML Delphi Premier Partners, L.P. ("MLDP") (a

Delaware limited partnership).

   As of December 31, 1995 all fourteen of the films in which the Joint Venture has an interest had been released (see Note

5).

   All of the Joint Venture's films are being distributed

pursuant to a distribution agreement with TSPI (the

"Distributor").  The general partner of the Partnership is

affiliated with the general partner of DFA IV and MLDP.

   The Partnership participates in a joint venture with

Columbia Pictures Industries, Inc. ("Columbia") similar to

the Joint Venture (the "Other Venture").

   Sony Pictures Entertainment Inc., the parent company of

Columbia and TriStar, is an indirect wholly-owned subsidiary of Sony Corporation.



2. Summary of Significant Accounting Policies

   Recognition of Revenue

   The Joint Venture recognizes net revenues from TSPI, as

Distributor, on an accrual basis.  Net revenues consist of:

(a) the portion of net proceeds (gross receipts, less a

distribution fee, unless deferred, and other distribution and releasing costs) or, if greater, the portion of gross

receipts payable to the Joint Venture under the distribution agreement, plus (b) accrued gross receipts (not in excess of the amount of the advertising and promotion charge paid by

the Joint Venture plus an amount intended to approximate the cost of funds incurred by the Partnership in connection with the payment of that charge).  However, certain advances

received by the Distributor which are includable in gross

receipts under the distribution agreement are not reflected

in the calculation of net revenues until those advances are

earned.  The Joint Venture's advertising and promotion charge expenditures are recoverable (subject to certain limitations)

from gross receipts from all films in which the Joint Venture has an interest and from gross receipts from all films in

which the Other Venture has an interest.

   Distribution Fee

   The Distributor is entitled to receive a distribution fee

equal to 17.5% on substantially all gross receipts of a film;

however, the Distributor's entitlement to this distribution

fee is deferred until the Joint Venture has received from the distribution of that film an amount equal to the amount spent by the Joint Venture to produce or acquire an interest in

that film, other than amounts spent for payments in the

nature of interest ("Cost Return").  After Cost Return for a film, for purposes of determining any additional payments

based on net proceeds to which the Joint Venture is entitled in respect of that film, the Distributor will be entitled to receive a distribution fee equal to 17.5% of substantially

all gross receipts of the film prior to Cost Return and 17.5%

of substantially all additional gross receipts after Cost

Return.

   Net revenues accrued at December 31, 1995, 1994 and 1993

have been computed without deducting a distribution fee to

the Distributor in light of the results of the films released through those respective dates, with the exception of two

films in 1995, 1994 and 1993 for which a portion of the

distribution fees were deducted.

   Motion Picture Production and Advertising Costs

   Motion picture production costs include the direct cost of production plus an overhead charge equivalent to 12.5% of the direct production costs; these costs were capitalized as

incurred by the Joint Venture.  Payments by the Joint Venture

in respect of the advertising and promotion charge payable to the Distributor were capitalized as incurred by the Joint

Venture to the extent that those charges benefit future

periods.   These costs are amortized under the individual

film forecast method based upon net revenue recognized in

proportion to the Joint Venture's estimate of ultimate net

revenues to be received.  Unamortized production costs are

compared with net realizable value on a film by film basis

and unamortized advertising costs are compared with net

realizable value in the aggregate; losses are recognized to

the extent of any excess of costs over net realizable value.

If losses are indicated for films, the Additional Payments

described in Note 3, to the extent available, are accrued as

Motion Picture Costs Recoverable from Additional Payments.



3. Additional Payments (See Note 5)

   The Joint Venture was entitled to a payment (an

"Additional Payment") from the Distributor in June l994 with respect to each film for which the Joint Venture had not

received from such film's distribution (or its sale) an

amount equal to the amount spent by the Joint Venture to

produce or acquire an interest in the film (other than

amounts spent for payments in the nature of interest) (an

"Unrecouped Film").  Each Additional Payment would be in the amount necessary for the Joint Venture to be repaid (without interest) the amounts spent by it with respect to the

production or acquisition of an Unrecouped Film (other than

contributions for payments in the nature of interest), but

not more than the amount specified below.  Additional

Payments would be payable only to the extent of the

distribution fees received by the Distributor from the

distribution of all of the Joint Venture's films (reduced to the extent of the Additional Payments made with respect to

other Unrecouped Films).  The Additional Payments to the

Joint Venture based on distribution fees were allocated by

the Joint Venture first to the Partnership, to the extent

necessary for the Partnership to recoup (without interest)

the amount of its contributions to the Joint Venture for the production or acquisition of the Unrecouped Films (other than contributions for payments in the nature of interest); any

excess was then allocated to TSPI.  As those distribution

fees were insufficient to enable the Distributor to make the

Additional Payments with respect to all Unrecouped Films,

gross receipts and net proceeds of each remaining Unrecouped

Film were recalculated by including as gross receipts in

respect of that Unrecouped Film the excess, if any, of the

minimum license fees under the Distributor's license

agreement with Home Box Office, Inc. and certain minimum

amounts in respect of video cassette and video disc

exploitation over the amounts previously included in the

gross receipts of that Unrecouped Film in respect of those

arrangements.  The Distributor made Additional Payments to

the Joint Venture to the extent of the additional gross

receipts or net proceeds payable to the Joint Venturers as a result of the recalculation, but only up to the amount of the unrecouped contributions (other than contributions for

payments in the nature of interest) for the production or

acquisition of that Unrecouped Film; each Additional Payment made on the basis of such recalculation was allocated between the Partnership and TSPI in proportion to their respective

interests in the applicable Unrecouped Film.  The Distributor is entitled to recoup the Additional Payments made on either basis in respect of each Unrecouped Film, with an amount in

the nature of interest, from the Joint Venture's share of

subsequent gross receipts or net proceeds of that Unrecouped

Film and from the proceeds of any sale of the Partnership's

interest in that Unrecouped Film or amounts allocable to that

Unrecouped Film upon a sale of the Partnership's interest in the Joint Venture.  In calculating the amount of distribution fees available for the Additional Payments, no distribution

fee was deemed received by the Distributor (and therefore no distribution fee will be deemed available for the Additional

Payment) from a film with respect to which the most recent

payment to the Joint Venture was based on gross receipts or

from a film that did not reach Cost Return.



4.  Income Taxes

   No provision for income taxes is made in the Joint

Venture's financial statements since the venturers treat the

Joint Venture as a partnership for income tax purposes, with all income tax consequences flowing directly to the

venturers.

   Effective January l, l993, the Joint Venture adopted

Statement of Financial Accounting Standards No. 109,

"Accounting for Income Taxes."  As of October 31, 1995 and

1994 (the Joint Venture's tax year end is October 31), the

tax bases of the Joint Venture's assets less liabilities

exceeded amounts reported in the financial statements at

December 31, 1995 and l994 by approximately $1,767,000 and

$1,792,000, respectively.  Management estimates that the tax bases of the Joint Venture's assets and liabilities did not

differ significantly between October 31 and December 31 in

l995 and l994.  The adoption of the Statement had no impact

on the Joint Venture's financial statements.



5.  Current Operations

   As of December 31, 1995, the Distributor had released all

fourteen films in which the Joint Venture has an interest

(see Note 1).  The Joint Venture is not expected to recoup

its investment in ten of these films out of the proceeds from their distribution.  However, as a result of the Additional

Payments referred to above and those required to be made in

future periods, the Partnership is expected to recoup its

investment in these films.  For the years ended December 31,

1995, 1994 and 1993, motion picture production and

advertising costs were reduced by amortization of $51,000,

$262,000 and $108,000, respectively.

   The Joint Venture received approximately $l7,704,000 in

June l994 representing the Joint Venture's Additional

Payment.

   In March l988, the Distributor made a non-interest bearing advance of $l,300,000 to the Joint Venture which was

subsequently advanced to the Partnership in order to make a

cash distribution to its partners.  This advance was repaid

by the Partnership according to a formula which took into

consideration the Partnership's receipts from both the Joint

Venture and the Other Venture, its expenses and the federal

income tax liability of its partners.  As of December 31,

1993, the entire amount of this advance was repaid.



6.  Receivables and Payables

   An analysis of the Joint Venture's receivables and

payables is as follows:



                                    AT DECEMBER 31, 1995
                            Receivable          Payable      Payable
                               from       to       to
                            Distributor         TriStar
Partnership
                                        (000's omitted)


Net Proceeds and Gross Receipts$    820$     680 $  140

Accrued Additional Payments     895       542       353

       Total                                $ 1,715$  1,222     $
493


                                    AT DECEMBER 31, 1994
                            Receivable          Payable      Payable
                               from       to       to
                            Distributor         TriStar
Partnership
                                        (000's omitted)

Net Proceeds and Gross Receipts$ 1,308$  1,156 $    152

Accrued Additional Payments       635       280      355

       Total                               $  1,943$ 1,436       $
507

7. Foreign Exchange Gains and Losses

The distribution agreement between the Joint Venture and the

Distributor provides that revenues earned in foreign

currencies be valued as of the date that monies are remitted or are "freely remittable" to the United States.  Other

Expense for the year ended December 31, l994 of $229,000

represents the cumulative difference between the monies

remitted in U.S. dollars and the value previously recorded

based on the exchange rate at the time of revenue recognition in the applicable international territory.  No such revenue

valuation adjustment was necessary in 1995.