Form 10-Q
period 1996-03-31
DELPHI FILM ASSOCIATES V
filed 1996-05-14
CIK 771978

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1996

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
                       (000's Omitted)
                          Unaudited

                                    March    December
                                31,         31,

                                1996        1995

ASSETS
Cash                                     $           $
                                       135         191
Short-Term Investments               1,093       1,079
Receivable from Columbia-Delphi
V
  Productions (Note 2)                 211         186
Receivable from Tri-Star-Delphi
V
  Productions (Note 2)
                                       508         493
                     Total               $           $
Assets                               1,947       1,949

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 73          91
                      Total
Liabilities                             73          91

Partners' Capital (Note 2):
  General Partner                       66          66
   Limited Partners
                                     1,808       1,792

                       Total
Partners' Capital                    1,874       1,858

                       Total
Liabilities and Partners'
                                         $           $
Capital                              1,947       1,949




     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net profit (loss) per unit)
                          Unaudited


                                               For the
Three Months Ended March 31,

1996                    1995
Interest Income               $       $
                             14      16

Expenses:
    Management Fee            0     100
    Operating Expenses
                             64       6

                             64     106

Loss before Share of
Profit
  in Motion Picture        (50)    (90)
Ventures
Share of Profit in
Motion
  Picture Venture--
Columbia-
   Delphi V Productions      47       3
Share of Profit in
Motion
  Picture Venture--
TriStar-
   Delphi V Productions
                             19      13

Net Profit (Loss)             $       $
                             16    (74)

Net Profit (Loss) Per
Unit of
  Limited Partnership
Interest
   (8,000 units)              $       $
                              2     (9)



     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Three Months Ended March 31,

1996                             1995
Cash Flow From Operating
Activities:
Net Profit (Loss)                           $           $
                                           16        (74)
Adjustments to reconcile Net
Profit (Loss) to net
   cash used by operating
activities:
    Share of Profit in Motion            (66)        (16)
Picture Ventures
    Distributions from Joint               66          17
Ventures
    Changes in Assets and
Liabilities:
        Increase in Prepaid                 0       (300)
Expense
        (Increase) Decrease in
Receivables from
           Joint Ventures, net           (40)          21
        Decrease in Accrued
Expenses and
          Accounts Payable
                                         (18)        (21)

        Net Cash Used  by
Operating Activities                     (42)       (373)

Cash Flow From Investing
Activities:
Purchases of Short-Term                  (99)        (15)
Investments
Redemptions of Short-Term
Investments                                85           0

       Net Cash Used by Investing
Activities                               (14)        (15)

Decrease In Cash                         (56)       (388)
Cash at beginning of period
                                          191         482
Cash at end of period                       $           $
                                          135          94






     See accompanying notes to the financial statements


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

statements of the Partnership included in the Annual

Report on Form 10-K for the year ended December 31, 1995.

The information furnished includes all adjustments which

are, in the opinion of management, necessary to present

fairly the financial position of the Partnership as of

March 31, 1996 and the results of operations and cash

flows for the periods ended March 31, 1996 and 1995.

Results of operations for the period ended March 31, 1996

are not necessarily indicative of the results that may be

expected for the entire fiscal year.

2.  Current Operations

    As of March 31, 1996, all twenty-five films in which

the Partnership has an interest have been released.  All

of these films have completed their theatrical release

and are being distributed in various ancillary markets.

    Based on the anticipated performance of one film

released through the Tri-Star Joint Venture, it is

expected that the Distributor of the Tri-Star Joint

Venture will be required to make an Additional Payment

with respect to that film.  Accordingly, distribution

fees earned and expected to be earned by the Distributor

of the Tri-Star Joint Venture as of March 31, 1996 of

approximately $353,000 have been accrued by the

Partnership as a receivable from the Tri-Star Joint

Venture.

    For the purpose of computing the net profit (loss)

per unit, the net profit (loss) for the period is

allocated  99% to the limited partners and 1% to the

General Partner.

3.  Additional Information

    Additional information, including the audited year

end 1995 Financial Statements and the Summary of

Significant Accounting Policies, is included in the

Partnership's Annual Report on Form 10-K for the year

ended December 31, 1995 on file with the Securities and

Exchange Commission.

Management's Discussion and Analysis of Financial
Condition
and Results of Operations

a.  Financial Condition


    The Partnership has satisfied its commitments to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  As of March

31, 1996, the Partnership held cash of approximately

$135,000 and short-term investments of approximately

$1,093,000.

    Since the Partnership's obligations to make

contributions to the Joint Ventures for the production

of, and acquisition of interests in, films have been

satisfied, all revenue received by the Partnership is

used to pay operating expenses of the Partnership and to

make cash distributions to partners.

    The Partnership commenced cash distributions to its

partners in October 1987.  Distributions through March

31, 1996 to the limited partners have aggregated $3,300

per unit (66% of the limited partners original investment

in the Partnership).

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

    For the three months ended March 31, 1996, the

Columbia Joint Venture had

a net profit of which the Partnership's share was

approximately $47,000, due primarily to the profitable

results of one film.  The Tri-Star Joint Venture had a

net profit of which the Partnership's share was

approximately $19,000, due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $14,000 of interest income from its

short-term investments and incurred approximately $64,000

of  expenses from its operations, resulting in an overall

net profit to the Partnership of approximately $16,000.

    For the three months ended March 31, 1995, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $3,000, due

primarily to the profitable results of one film.  The Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $13,000, due

primarily to the profitable results of certain films.  In

addition, the Partnership earned approximately $16,000 of

interest income from its short-term investments and

incurred approximately $106,000 of expenses from its

operations, resulting in an overall net loss to the

Partnership of approximately $74,000.

     The decrease in interest income for the three month

period ended March 31, 1996 as compared with the

corresponding period in 1995 is due primarily to lower

interest rates earned on short-term investments during

1996.

     The decrease in the Partnership's total expenses

for the three month period ended March 31, 1996 as

compared with the corresponding period in 1995 is

primarily attributable to the Management Fee paid in 1995

and the absence of the Management Fee in 1996 offset, in

part, by an increase in Operating Expenses.  The increase

in Operating Expenses is primarily attributable to the

reimbursement to the General Partner for out-of-pocket

expenses incurred in connection with its management of

the Partnership's business in lieu of the Management Fee

paid to the General Partner prior to 1996.

                COLUMBIA-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                      March  December
                                 31,         31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization
    of $241,423 and $241,322,              $          $
respectively                             744        845
Motion Picture Costs Recoverable
from
   Additional Payments                   921        921
Receivable from Columbia
Pictures
   (Distributor)
                                       1,314      1,158
                     Total                 $          $
Assets                                 2,979      2,924

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures             $          $
Industries, Inc.                       2,024      1,893
  Payable to Delphi Film
Associates V                             211        186

                      Total
Liabilities                            2,235      2,079

Venturers' Capital:
  Columbia Pictures Industries,          744        845
Inc.
  Delphi Film Associates V
                                           0          0

                       Total
Venturers' Capital                       744        845

                       Total
Liabilities and Venturers'
                                           $          $
Capital                                2,979      2,924

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited

                                               For the
Three Months Ended March 31,

1996                   1995
Net Revenues From Motion
    Picture Exploitation      $       $
                            292     282

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                       101     280

Income from Operations      191       2

Additional Payments
Accrual                       0     134

Net Income                    $       $
                            191     136















     See accompanying notes to the financial statements.



               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1996                         1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           191         136
Adjustments to reconcile Net
Income to
     net cash  provided by
operating activities:
  Amortization of Motion Picture
Production
    and Advertising Costs                  101         280
  Accrued Distributions                  (104)        (36)
toVenturers
  Changes in Assets and
Liabilities:
     Increase (Decrease) in
Payable to Delphi Film
         Associates V                       25        (20)
     Increase (Decrease) in
Payable to Columbia
         Pictures Industries,              131       (554)
Inc.
     (Increase) Decrease in
Receivable from
         Columbia Pictures               (156)         708
(Distributor)
     Increase in Motion Picture
Costs
         Recoverable from
Additional Payments                          0       (134)

   Net Cash Provided by Operating
Activities                                 188         380

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (188)       (380)

     Net Cash Used by Financing
Activities                               (188)       (380)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

Report on Form 10-K of Delphi Film Associates V (the

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are,

in the opinion of management, necessary to present fairly

the financial position of the Joint Venture as of March

31, 1996 and the results of its operations and cash flows

for the periods ended March 31, 1996 and 1995.  Results

of operations for the period ended March 31, 1996 are not

necessarily indicative of the results that may be

expected for the entire fiscal year.

2.  Current Operations

    All eleven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three month period ended March 31, 1996 the Joint Venture

is reporting net revenue from Motion Picture Exploitation

of $292,000 due primarily to the performance of the films

in the worldwide free television market and one film's

performance in the international video market.

    For the three month period ended March 31, 1995, the

Joint Venture reported net revenue from Motion Picture

Exploitation of  $282,000, due primarily to the

performance of certain films in the worldwide free

television market.  For the three month period ended

March 31, 1995, the Joint Venture has recorded an

increase in the Additional Payment accrual of $134,000

due to changes in the estimated distribution fee to be

earned by its Distributor.

3.  Additional Information

    Additional information, including the audited year

end 1995 Financial Statements and the Summary of

Significant Accounting Policies, is included in the

Annual Report on Form 10-K of the Partnership for the

year ended December 31, 1995.

               TRI-STAR -DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                     March   December
                                 31,         31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $57,463 and $57,443,                 $            $
respectively                           345          365
Motion Picture Costs Recoverable
from
    Additional Payments                839          895
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                       873          820
                     Total        $  2,057            $
Assets                                            2,080

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,    $  1,204            $
Inc.                                              1,222
  Payable to Delphi Film
Associates V                           508          493

                      Total          1,712
Liabilities                                       1,715

Venturers' Capital:
  TriStar Pictures, Inc.               345          365
   Delphi Film Associates V
                                         0            0

                       Total
Venturers' Capital                     345          365

                       Total
Liabilities and Venturers'
                                   $ 2,057            $
Capital                                           2,080

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                               For the
Three Months Ended March 31,

1996                  1995
Net Revenues From Motion
Picture
    Exploitation              $       $
                             97      34

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                        20       0

Income from Operations       77      34

Additional Payments
Recapture                  (56)     (8)

Net Income                    $       $
                             21      26









     See accompanying notes to the financial statements.



               TRI-STAR - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1996                 1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                            21          26
Adjustments to reconcile Net
Income to
    net cash provided by
operating activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                  20           0
  Accrued Distributions                      3          98
toVenturers
  Changes in Assets and
Liabilities:
       Increase (Decrease) in
Payable to Delphi
          Film Associates V                 15         (1)
       Decrease in Payable to             (18)        (97)
TriStar Pictures, Inc.
       (Increase) Decrease in
Receivable from
           TriStar Pictures, Inc.         (53)          90
(Distributor)
       Decrease in Motion Picture
Costs
           Recoverable from
Additional Payments                         56           8

        Net Cash Provided  by
Operating Activities                        44         124

Cash Flow From Financing
Activities:
Distributions to Venturers
                                          (44)       (124)

        Net Cash Used by
Financing Activities                      (44)       (124)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0


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

Report on Form 10-K of Delphi Film Associates V (the

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are,

in the opinion of management, necessary to present fairly

the financial position of the Joint Venture as of March

31, 1996 and the results of its operations and cash flows

for the periods ended March 31, 1996 and 1995.  Results

of operations for the period ended March 31, 1996 are not

necessarily indicative of the results that may be

expected for the entire fiscal year.

2.  Current Operations

    All fourteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three month period ended March 31, 1996, the Joint

Venture is reporting net revenue of $97,000 due primarily

to the performance of certain films in the  pay

television and worldwide free television markets.  For

the three month period ended March 31, 1996, the Joint

Venture has recorded a decrease in the Additional Payment

accrual of $56,000 due to a change in the estimated

distribution fee to be earned by its Distributor

    For the three month period ended March 31, 1995, the

Joint Venture reported net revenue of $34,000 due

primarily to the performance of  certain films in the pay

television market.  For the three month period ended

March 31, 1995, the Joint Venture recorded a decrease in

the Additional Payment accrual of $8,000 due to a change

in the estimated distribution fee to be earned by its

Distributor.

3.  Additional Information

    Additional information, including the audited year

end 1995 Financial Statements and the Summary of

Significant Accounting Policies, is included in the

Annual Report on Form 10-K of the Partnership for the

year ended December 31, 1995.

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


                                                 DELPHI
FILM ASSOCIATES V
                                                A New
York Limited Partnership

                                                By:
DELPHI MANAGEMENT ASSOCIATES,

General Partner

                                                 By:  ML
Film Entertainment Inc.,

Managing Partner




May 14, 1996                                    /s/ Diane
T. Herte
     Date                                     Diane T.
Herte

Treasurer of the Managing Partner of the
                                                  General
Partner

(principal financial officer and principal

accounting officer of the Registrant)



May 14, 1996                                    /s/ Steven
N. Baumgarten
     Date                                     Steven N.
Baumgarten
                                                 Director
and Vice President of the
                                                 Managing
Partner of the General Partner