Form 10-Q
period 1996-06-30
DELPHI FILM ASSOCIATES V
filed 1996-08-14
CIK 771978

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1996

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
                       (000's Omitted)
                          Unaudited

                                      June   December
                                30,         31,

                                1996        1995

ASSETS
Cash                                     $           $
                                       130         191
Short-Term Investments               1,093       1,079
Receivable from Columbia-Delphi
V
  Productions (Note 2)                 209         186
Receivable from Tri-Star-Delphi
V
  Productions (Note 2)
                                       474         493
                     Total               $           $
Assets                               1,906       1,949

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 44          91
                      Total
Liabilities                             44          91

Partners' Capital (Note 2):
  General Partner                       66          66
   Limited Partners
                                     1,796       1,792

                       Total
Partners' Capital                    1,862       1,858

                       Total
Liabilities and Partners'
                                         $           $
Capital                              1,906       1,949




     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net (loss) profit per unit)
                          Unaudited



For the Three Months      For the Six Months
                          Ended June 30,         Ended
June 30,

1996                    1995     1996               1995
Interest Income               $       $      $       $
                             15      15     29      31

Expenses:
    Management Fee            0     100      0     200
    Operating Expenses
                             76      10    140      16

                             76     110    140     216

Loss before Share of
Profit
  in Motion Picture        (61)    (95)  (111)   (185)
Ventures
Share of Profit in
Motion
  Picture Venture--
Columbia-
   Delphi V Productions      11      39     58      42
Share of Profit in
Motion
  Picture Venture--
TriStar-
   Delphi V Productions
                             38      41     57      54

Net (Loss) Profit             $       $      $       $
                           (12)    (15)      4    (89)

Net (Loss) Profit Per
Unit of
  Limited Partnership
Interest
   (8,000 units)              $       $      $       $
                            (1)     (2)      1    (11)



     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Six Months Ended June 30,

1996                             1995
Cash Flow From Operating
Activities:
Net Profit (Loss)                           $           $
                                            4        (89)
Adjustments to reconcile Net
Profit (Loss) to net
   cash used by operating
activities:
    Share of Profit in Motion           (115)        (96)
Picture Ventures
    Distributions from Joint              115          97
Ventures
    Changes in Assets and
Liabilities:
        Increase in Prepaid                 0       (200)
Expense
        Increase in Receivables
from Joint
           Ventures, net                  (4)        (12)
        Decrease in Accrued
Expenses and
          Accounts Payable
                                         (47)        (60)

        Net Cash Used  by
Operating Activities                     (47)       (360)

Cash Flow From Investing
Activities:
Purchases of Short-Term               (1,535)     (1,084)
Investments
Redemptions of Short-Term
Investments                             1,521       1,068

       Net Cash Used by Investing
Activities                               (14)        (16)

Decrease In Cash                         (61)       (376)
Cash at beginning of period
                                          191         482
Cash at end of period                       $           $
                                          130         106






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

June 30, 1996 and the results of operations and cash

flows for the periods ended June 30, 1996 and 1995.

Results of operations for the three and six month periods

ended June 30, 1996 are not necessarily indicative of the

results that may be expected for the entire fiscal year.

2.  Current Operations

    As of June 30, 1996, all twenty-five films in which

the Partnership has an interest have been released.  All

of these films have completed their theatrical release

and are being distributed in various ancillary markets.

    Based on the anticipated performance of one film

released through the Tri-Star Joint Venture, it is

expected that the Distributor of the Tri-Star Joint

Venture will be required to make an Additional Payment

with respect to that film.  Accordingly, distribution

fees earned and expected to be earned by the Distributor

of the Tri-Star Joint Venture as of June 30, 1996 of

approximately $353,000 have been accrued by the

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

Exchange Commission.

Management's Discussion and Analysis of Financial
Condition
and Results of Operations

a.  Financial Condition


    The Partnership has satisfied its commitments to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  As of June

30, 1996, the Partnership held cash of approximately

$130,000 and short-term investments of approximately

$1,093,000.

    Since the Partnership's obligations to make

contributions to the Joint Ventures for the production

of, and acquisition of interests in, films have been

satisfied, all revenue received by the Partnership is

used to pay operating expenses of the Partnership and to

make cash distributions to partners.

    The Partnership commenced cash distributions to its

partners in October 1987.  Distributions through June 30,

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

    For the three months ended June 30, 1996, the

Columbia Joint Venture had

a net profit of which the Partnership's share was

approximately $11,000, due primarily to the profitable

results of one film.  The Tri-Star Joint Venture had a

net profit of which the Partnership's share was

approximately $38,000, due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $15,000 of interest income from its

short-term investments and incurred approximately $76,000

of  expenses from its operations, resulting in an overall

net loss to the Partnership of approximately $12,000.

    For the three months ended June 30, 1995, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $39,000, due

primarily to the profitable results of one film.  The Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $41,000, due

primarily to the profitable results of one film.  In

addition, the Partnership earned approximately $15,000 of

interest income from its short-term investments and

incurred approximately $110,000 of expenses from its

operations, resulting in an overall net loss to the

Partnership of approximately $15,000.

    For the six months ended June 30, 1996, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $58,000, due primarily to the

profitable results of one film.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $57,000, due primarily to the

profitable results of certain films.  In addition, the

Partnership earned approximately $29,000 of interest

income from its short-term investments and incurred

approximately $140,000 of expenses from its operations,

resulting in an overall net profit to the Partnership of

approximately $4,000.

    For the six months ended June 30, 1995, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $42,000, due primarily to the

profitable results of one film.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $54,000, due primarily to the

profitable results of one film.  In addition, the

Partnership earned approximately $31,000 of interest

income from its short-term investments and incurred

approximately $216,000 of expenses from its operations,

resulting in an overall net loss to the Partnership of

approximately $89,000.

   Interest income for the three month period ended June

30, 1996 as compared with the corresponding period in

1995 was virtually unchanged.

   The decrease in interest income for the six month

period ended June 30, 1996 as compared with the

corresponding period in 1995 is due primarily to lower

interest rates earned on short-term investments during

1996.

     The decrease in the Partnership's total expenses for

the three and six month periods ended June 30, 1996 as

compared with the corresponding periods in 1995 is

primarily attributable to the Management Fee incurred in

1995 and not in 1996 offset, in part, by an increase in

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

General Partner prior to 1996.

                COLUMBIA-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                             December
                                 June 30,    31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization
    of $241,445 and $241,322,              $          $
respectively                             722        845
Motion Picture Costs Recoverable
from
   Additional Payments                   921        921
Receivable from Columbia
Pictures
   (Distributor)
                                       1,194      1,158
                     Total                 $          $
Assets                                 2,837      2,924

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures             $          $
Industries, Inc.                       1,906      1,893
  Payable to Delphi Film
Associates V                             209        186

                      Total
Liabilities                            2,115      2,079

Venturers' Capital:
  Columbia Pictures Industries,          722        845
Inc.
  Delphi Film Associates V
                                           0          0

                       Total
Venturers' Capital                       722        845

                       Total
Liabilities and Venturers'
                                           $          $
Capital                                2,837      2,924

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


For the Three Months     For the Six Months
                          Ended June 30,        Ended
June 30,

1996                   1995      1996             1995
Net Revenues From Motion
    Picture Exploitation      $       $      $       $
                             59     161    351     443

Less: Amortization
(Recapture) of
          Motion Picture
Production
          and
Advertising Costs            22   (134)    123     146

Income from Operations       37     295    228     297

Additional Payments
Accrual                       0      47      0     181

Net Income                    $       $      $       $
                             37     342    228     478















     See accompanying notes to the financial statements.



               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1996                      1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           228         478
Adjustments to reconcile Net
Income to
     net cash  provided by
operating activities:
  Amortization of Motion Picture
Production
    and Advertising Costs                  123         146
  Accrued Distributions                    112        (25)
toVenturers
  Changes in Assets and
Liabilities:
     Increase in Payable to
Delphi Film
         Associates V                       23          10
     Increase (Decrease) in
Payable to Columbia
         Pictures Industries,               13       (595)
Inc.
     (Increase) Decrease in
Receivable from
         Columbia Pictures                (36)         766
(Distributor)
     Increase in Motion Picture
Costs
         Recoverable from
Additional Payments                          0       (181)

   Net Cash Provided by Operating
Activities                                 463         599

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (463)       (599)

     Net Cash Used by Financing
Activities                               (463)       (599)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

Report on Form 10-K of Delphi Film Associates V (the

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are,

in the opinion of management, necessary to present fairly

the financial position of the Joint Venture as of June

30, 1996 and the results of its operations and cash flows

for the periods ended June 30, 1996 and 1995.  Results of

operations for the period ended June 30, 1996 are not

necessarily indicative of the results that may be

expected for the entire fiscal year.

2.  Current Operations

    All eleven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and six month periods ended June 30, 1996 the Joint

Venture is reporting net revenue from Motion Picture

Exploitation of $59,000 and $351,000, respectively, due

primarily to the performance of the films in the

worldwide free television market and one film's

performance in the international video market.

    For the three and six month periods ended June 30,

1995, the Joint Venture reported net revenue from Motion

Picture Exploitation of  $161,000 and $443,000,

respectively, due primarily to the performance of certain

films in the worldwide free television market.  For the

six month period ended June 30, 1995, the Joint Venture

has recorded an increase in the Additional Payment

accrual of $181,000 due to changes in the estimated

distribution fee to be earned by its Distributor.

3.  Additional Information

    Additional information, including the audited year

end 1995 Financial Statements and the Summary of

Significant Accounting Policies, is included in the

Annual Report on Form 10-K of the Partnership for the

year ended December 31, 1995.

               TRI-STAR -DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                             December
                                 June 30,    31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $57,479 and $57,443,                 $            $
respectively                           329          365
Motion Picture Costs Recoverable
from
    Additional Payments                779          895
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                       767          820
                     Total        $  1,875            $
Assets                                            2,080

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,    $  1,072            $
Inc.                                              1,222
  Payable to Delphi Film
Associates V                           474          493

                      Total
Liabilities                          1,546        1,715

Venturers' Capital:
  TriStar Pictures, Inc.               329          365
   Delphi Film Associates V
                                         0            0

                       Total
Venturers' Capital                     329          365

                       Total
Liabilities and Venturers'
                                   $ 1,875            $
Capital                                           2,080

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months     For the Six Months

Ended June 30,              Ended June 30,

1996                  1995     1996            1995
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                            144     184    241     218

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                        16      28     36      28

Income from Operations      128     156    205     190

Additional Payments
Recapture                  (60)    (93)  (116)   (101)

Net Income                    $       $      $       $
                             68      63     89      89









     See accompanying notes to the financial statements.



               TRI-STAR - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1996                 1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                            89          89
Adjustments to reconcile Net
Income to
    net cash provided by
operating activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                  36          28
  Accrued Distributions                    169         131
toVenturers
  Changes in Assets and
Liabilities:
       (Decrease) Increase in
Payable to Delphi
          Film Associates V               (19)           2
       Decrease in Payable to            (150)       (133)
TriStar Pictures, Inc.
       Decrease in Receivable
from TriStar
           Pictures, Inc.                   53          30
(Distributor)
       Decrease in Motion Picture
Costs
           Recoverable from
Additional Payments                        116         101

        Net Cash Provided  by
Operating Activities                       294         248

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (294)       (248)

        Net Cash Used by
Financing Activities                     (294)       (248)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0


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

Report on Form 10-K of Delphi Film Associates V (the

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are,

in the opinion of management, necessary to present fairly

the financial position of the Joint Venture as of June

30, 1996 and the results of its operations and cash flows

for the periods ended June 30, 1996 and 1995.  Results of

operations for the period ended June 30, 1996 are not

necessarily indicative of the results that may be

expected for the entire fiscal year.

2.  Current Operations

    All fourteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and six months period ended June 30, 1996, the

Joint Venture is reporting net revenue of $144,000 and

$241,000, respectively, due primarily to the performance

of certain films in the  pay television and worldwide

free television markets.  For the six month period ended

June 30, 1996, the Joint Venture has recorded a decrease

in the Additional Payment accrual of $116,000 due to a

change in the estimated distribution fee to be earned by

its Distributor.

    For the three and six month periods ended June 30,

1995, the Joint Venture reported net revenue of $184,000

and $218,000, respectively, due primarily to the

performance of  certain films in the pay television,

worldwide free television and foreign theatrical markets.

For the six month period ended June 30, 1995, the Joint

Venture recorded a decrease in the Additional Payment

accrual of $101,000 due to a change in the estimated

distribution fee to be earned by its Distributor.

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


                                                 DELPHI
FILM ASSOCIATES V
                                                A New
York Limited Partnership

                                                By:
DELPHI MANAGEMENT ASSOCIATES,

General Partner

                                                 By:  ML
Film Entertainment Inc.,

Managing Partner




August 13, 1996                                /s/ Diane
T. Herte
     Date                                     Diane T.
Herte

Treasurer of the Managing Partner of the
                                                  General
Partner

(principal financial officer and principal

accounting officer of the Registrant)



August 13, 1996                                /s/ Steven
N. Baumgarten
     Date                                     Steven N.
Baumgarten
                                                 Director
and Vice President of the
                                                 Managing
Partner of the General Partner