Form 10-Q
period 1996-09-30
DELPHI FILM ASSOCIATES V
filed 1996-11-14
CIK 771978

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or
             15(d) of the Securities Exchange Act
             of 1934
        For the Quarter Ended September 30, 1996
                         OR
___ Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934
    For the transition period from
__________to__________
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

                                September
                                December 30,
                                31,

                                1996
1995

ASSETS
Cash                            $           $
                                112
191
Short-Term Investments        1,093
1,079
Receivable from Columbia-Delphi
V
  Productions                   223
186
Receivable from Tri-Star-Delphi
V
  Productions (Note 2)
                                442
493
                     Total      $           $
Assets                        1,870
1,949
LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and
 Accounts                       $           $
Payable                          37
91
                    Total
Liabilities                      37
91

Partners' Capital (Note 2):
  General Partner                66
66
   Limited Partners
                              1,767
1,792
                       Total
Partners' Capital             1,833
1,858

                       Total
Liabilities and Partners'
                             $           $


Capital                      1,870
1,949


   See accompanying notes to the financial

statements.

                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
          (000's Omitted, except net loss per unit)
                          Unaudited



For the Three Months   For the Nine Months
                            Ended September 30,
Ended September 30,

1996                    1995     1996
1995
Interest Income        $        $      $       $
                          13      16     42
47

Expenses:
    Management Fee         0     100      0
300
    Operating Expenses
                          77      14    217
30

                          77     114    217
330

Loss before Share of
Profit
  in Motion Picture      (64)    (98)  (175)
(283)
Ventures
Share of Profit in
Motion
  Picture Venture--
Columbia-
   Delphi V Productions   26       5     84      47
Share of Profit in
Motion
  Picture Venture--
TriStar-
   Delphi V Productions
                            9       3     66
57 Net Loss                   $       $      $
$
                          (29)    (90)   (25)
(179)

Net Loss Per Unit of
Limited
  Partnership Interest
   (8,000 units)            $       $      $
$
                           (4)    (11)    (3)
(22)



      See accompanying notes to the financial
statements.



                  DELPHI FILM ASSOCIATES V
              (A New York Limited
                  Partnership) STATEMENTS OF
                  CASH FLOWS
                          (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

                         1996          1995
Cash Flow From Operating
Activities:
Net Loss                 $             $
                          (25)         (179)
 Adjustments to reconcile
 Net Loss
to net
   cash used by operating
activities:
    Share of Profit in
Motion                   (150)       (104)
 Picture Ventures
    Distributions from
Joint                     150         109
Ventures
    Changes in Assets and
Liabilities:
      Increase in Prepaid      0       (100)
Expense
        Decrease in Receivables
from Joint
           Ventures, net        14          22
        Decrease in Accrued
Expenses and
          Accounts Payable
                               (54)        (55)
        Net Cash Used  by
Operating Activities           (65)       (307)

Cash Flow From Investing
Activities:
Purchases of Short-Term     (2,722)     (2,268)
Investments
Redemptions of Short-Term
Investments                  2,708       2,152
       Net Cash Used by
Investing
Activities                    (14)       (116)

Decrease In Cash              (79)       (423)
Cash at beginning of period
                              191         482
 Cash at end of period      $           $
                              112          59


     See accompanying notes to the financial
statements


                  DELPHI  FILM ASSOCIATES V
              (A New York Limited
                Partnership) NOTES TO
                FINANCIAL STATEMENTS
                          Unaudited

1.  Basis of Presentation

   The accompanying unaudited financial statements

have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. There has been no material change in the information disclosed in the notes to financial statements of the Partnership included in the Annual Report on Form 10-K for the year ended December 31, 1995. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Partnership as of September 30, 1996 and the results of operations and cash flows for the periods ended
September 30, 1996 and 1995.

Results of operations for the three and nine month

periods ended September 30, 1996 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    As of September 30, 1996, all twenty-five films in

which the Partnership has an interest have been

released. All of these films have completed their

theatrical release and are being distributed in

various ancillary markets.

   Based on the anticipated performance of one film

released through the Tri-Star Joint Venture, it is

expected that the Distributor of the Tri-Star Joint

Venture will be required to make an Additional Payment

with respect to that film.  Accordingly, distribution

fees earned and expected to be earned by the

Distributor of the Tri-Star Joint Venture as of

September 30, 1996 of approximately $353,000 have been

accrued by the Partnership as a receivable from the

TriStar Joint Venture.

  For the purpose of computing the net loss per unit,

the net loss for the periods are allocated  99% to the

limited partners and 1% to the General Partner.

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

September 30, 1996, the Partnership held cash of

approximately $112,000 and short-term investments of

approximately $1,093,000.

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

September 30, 1996 to the limited partners have

aggregated $3,300 per unit (66% of the limited

partners original investment in the Partnership).

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

  For the three months ended September 30, 1996, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $26,000, due

primarily to the profitable results of one film.  The

TriStar Joint Venture had a net profit of which the

Partnership's share was approximately $9,000, due

primarily to the profitable results of one film.  In

addition, the Partnership earned approximately $13,000

of interest income from its short-term investments and

incurred approximately $77,000 of  expenses from its

operations, resulting in an overall net loss to the

Partnership of approximately $29,000.

  For the three months ended September 30, 1995, the

Columbia Joint Venture had a net loss; however the

Partnership reported a net profit from that Joint

Venture of approximately $5,000, due primarily to the

profitable results of one film.  The Tri-Star Joint

Venture had a net loss; however the Partnership

reported a     net profit from that Joint Venture of

approximately

$3,000, due primarily to the profitable results of

certain films. In addition, the Partnership earned

approximately $16,000 of interest income from its

shortterm investments and incurred approximately

$114,000 of expenses from its operations, resulting in

an overall net loss to the Partnership of

approximately $90,000.

    For the nine months ended September 30, 1996, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $84,000, due

primarily to the profitable results of one film.  The

TriStar Joint Venture had a net profit of which the

Partnership's share was approximately $66,000, due

primarily to the profitable results of certain films.

In addition, the Partnership earned approximately

$42,000 of interest income from its short-term

investments and incurred approximately $217,000 of

expenses from its

operations, resulting in an overall net loss to the

Partnership of approximately $25,000.

  For the nine months ended September 30, 1995, the

Columbia Joint Venture had a net loss; however the

Partnership reported a net profit from that Joint

Venture of approximately $47,000, due primarily to

the profitable results of one film.  The Tri-Star

Joint Venture had a net loss; however the Partnership

reported a net profit from that Joint Venture of

approximately $57,000, due primarily to the

profitable results of one film.  In addition, the

Partnership earned approximately $47,000 of interest

income from its short-term investments and incurred

approximately $330,000 of expenses from its

operations, resulting in an overall net loss to the

Partnership of approximately $179,000.

   The decrease in interest income for the three and

nine month periods ended September 30, 1996 as

compared with the corresponding periods in 1995 is

due primarily to lower interest rates earned on short-

term investments during 1996.

     The decrease in the Partnership's total expenses

for the three and nine month periods ended September

30, 1996 as compared with the corresponding periods

in 1995 is primarily attributable to the Management

Fee incurred in 1995 and not in 1996 due to the

expiration of the Management Fee arrangement at the

end of 1995 offset, in part, by an increase in

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

                COLUMBIA-DELPHI V PRODUCTIONS
                      (A Joint
                      Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                  September
                                 December 30,
                                 31,
                                 1996        1995
ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization
    of $241,462 and $241,322,         $          $
respectively                           705
845
Motion Picture Costs Recoverable
from
   Additional Payments                 921
921
Receivable from Columbia
Pictures
   (Distributor)
                                     1,205
                     1,158 Total     $          $
Assets                               2,831
2,924

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures       $          $
Industries, Inc.                      1,903
1,893
  Payable to Delphi Film
Associates V                            223
186

                      Total
Liabilities                           2,126
2,079

Venturers' Capital:
  Columbia Pictures Industries,         705
845
Inc.
  Delphi Film Associates V
                                          0
0

                        Total
Venturers' Capital                      705
845

                        Total
Liabilities and Venturers'
                                       $          $
Capital                               2,831
2,924
     See accompanying notes to the financial
statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                   STATEMENTS OF
                  OPERATIONS
                          (000's
                          Omitted)
                          Unaudited


For the Three Months  For the Nine Months
                              Ended September 30,
Ended September 30,
1996               1995         1996
1995
Net Revenues From Motion
    Picture Exploitation    $     $      $       $
                            103   53     454
496

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                        17      26    140
172

Income from Operations       86      27    314
324

Additional Payments                  86
Accrual                       0              0
267

Other Expense
                              0  (1,208)     0
(1,208)


Net Income (Loss)            $    $       $    $
                             86  (1,095)   314


(617)











     See accompanying notes to the financial
statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                 STATEMENTS OF CASH
                  FLOWS
                          (000's
                          Omitted)
                          Unaudited

For the Nine Months Ended September 30,

                         1996       1995
   Cash Flow From Operating
Activities:
Net Income (Loss)       $           $
                          314
                          (617)
Adjustments to reconcile
 Net
Income (Loss) to
     net cash  provided by
operating activities:
  Amortization of Motion
 Picture
Production
    and Advertising
Costs                     140
172
  Write-off of Receivable
from                        0
(1,208)
Distributor
  Accrued Distributions   193
1,361
toVenturers
  Changes in Assets and
Liabilities:
     Increase (Decrease)
 in
Payable to Delphi Film
         Associates V      37
(21)
     Increase (Decrease) in
Payable to Columbia
         Pictures
Industries,                10     (1,950)
Inc.
     (Increase) Decrease in
Receivable from
         Columbia
 Pictures                 (47)     3,446
(Distributor)
     Increase in Motion Picture
Costs
         Recoverable from
Additional Payments         0       (267)

   Net Cash Provided by
Operating
Activities                647         916
Cash Flow From Financing
Activities:
Distributions to Venturers
                          (647)
(916)

     Net Cash Used by
Financing
Activities                (647)
(916)

Net Change in Cash           0
0

Cash at beginning of period
                             0           0
Cash at end of period      $           $
                             0           0

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

1996 and the results of its operations and cash flows

for the periods ended September 30, 1996 and 1995.

Results of operations for the period ended September

30, 1996 are not necessarily indicative of the

results that may be expected for the entire fiscal

year. 2.  Current Operations

    All eleven films in which the Joint Venture has an interest have completed their theatrical release and are being distributed in various ancillary markets. For the three and nine month periods ended
September 30, 1996 the Joint Venture is reporting net revenue from Motion Picture Exploitation of $103,000 and $454,000, respectively, due primarily to the performance of the films in the worldwide free

television and home video markets.

    For the three and nine month periods ended

September 30, 1995, the Joint Venture reported net

revenue from Motion Picture Exploitation of  $53,000

and $496,000, respectively, due primarily to the

performance of the films in the worldwide free

television market.  For the nine month period ended

September 30, 1995, the Joint Venture has recorded

an increase in the Additional Payment accrual of

$267,000 due to changes in the estimated

distribution fee to be earned by its Distributor.

For the three and nine month periods ended

September 30, 1995, the Joint Venture recorded an

Other Expense of $1,208,000 relating to the write

down of the Receivable from Columbia Pictures

(Distributor) due to the three films which were

fully recouped for both Columbia and Delphi as of

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

               TRI-STAR -DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                  September
                                 December 30,
                                 31, 1996
                                 1995
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $57,485 and $57,443,          $            $
respectively                      323          365
Motion Picture Costs Recoverable
from
    Additional Payments           763          895
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                  584
820
                     Total   $  1,670        $
Assets
2,080
LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar
 Pictures,                   $              $
Inc.                              905        1,222
  Payable to Delphi Film
Associates V                      442          493

                      Total
Liabilities                         1,347
1,715
Venturers' Capital:
  TriStar Pictures, Inc.              323
365
   Delphi Film Associates V
                                        0
                       0 Total
Venturers' Capital                    323
365

                        Total
Liabilities and Venturers'
                                   $ 1,670     $
Capital
2,080

     See accompanying notes to the financial
statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF
                  OPERATIONS
                          (000's Omitted)
                          Unaudited



For the Three Months    For the Nine
Months

Ended September 30,   Ended September 30,

1996              1995         1996
1995
Net Revenues From Motion
Picture
    Exploitation          $     $      $
$
                          36   27    277
245

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                       6    3    42
31

Income from Operations     30   24    235
214

Additional Payments
Recapture                  (16)    (21)  (132)
(122)
Other Expense
                              0   (444)      0
(444)
Net Income (Loss)          $      $      $       $
                             14   (441)    103
(352)





     See accompanying notes to the financial
statements.


               TRI-STAR - DELPHI V PRODUCTIONS (A
                      Joint Venture)
                  STATEMENTS OF CASH FLOWS (000's
                       Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1996                    1995
Cash Flow From Operating
Activities:
Net Income (Loss)            $           $
                              103       (352)
Adjustments to reconcile Net
Income (Loss) to
    net cash provided by
operating activities:
  Amortization of Motion Picture
Production
     and Advertising Costs      42         31
  Write-off of Receivable from   0       (444)
Distributor
  Accrued Distributions        368        614
toVenturers
  Changes in Assets and
Liabilities:
       Decrease in Payable to
Delphi Film
          Associates V           (51)         (1)
       Decrease in Payable to   (317)       (613)
TriStar Pictures, Inc.
       Decrease in Receivable
from TriStar
           Pictures, Inc.        236         936
(Distributor)
       Decrease in Motion Picture
Costs
           Recoverable from
Additional Payments              132         122

        Net Cash Provided  by
Operating Activities             513         293

Cash Flow From Financing
Activities:
Distributions to Venturers
                                (513)
(293)
        Net Cash Used by
Financing Activities            (513)
(293)

Net Change in Cash                 0
0
Cash at beginning of period
                                   0
0
 Cash at end of period          $           $
                                   0
0


    See accompanying notes to the financial
statements.

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

Joint Venture included in the Annual Report on Form

10K of Delphi Film Associates V (the "Partnership")

for the year ended December 31,1995.  The information

furnished includes all adjustments which are, in the

opinion of management, necessary to present fairly

the financial position of the Joint Venture as of

September 30, 1996 and the results of its operations

and cash flows for the periods ended September 30,

1996 and 1995.  Results of operations for the period

ended September 30, 1996 are not necessarily

indicative of the results that may be expected for

the entire fiscal year. 2.  Current Operations

  All fourteen films in which the Joint Venture has

an interest have completed their theatrical release

and are being distributed in various ancillary

markets. For the three and nine months period ended

September 30, 1996, the Joint Venture is reporting

net revenue of $36,000 and $277,000, respectively,

due primarily to the performance of certain films in

the  pay television and worldwide free television

markets.  For the nine month period ended

September 30, 1996, the Joint Venture has recorded a

decrease in the Additional Payment accrual of

$132,000 due to a change in the estimated

distribution fee to be earned by its Distributor.

    For the three and nine month periods ended

September 30, 1995, the Joint Venture reported net

revenue of $27,000 and $245,000, respectively, due

primarily to the performance of  certain films in the

pay television, worldwide free television and foreign

theatrical markets. For the nine month period ended

September 30, 1995, the Joint Venture recorded a

decrease in the Additional Payment accrual of

$122,000 due to a change in the estimated

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



DELPHI FILM ASSOCIATES V
                                                A New
York Limited Partnership

                                                By:
DELPHI MANAGEMENT ASSOCIATES,

General Partner

                                                 By:
ML Film Entertainment Inc.,

Managing Partner




November 13, 1996                           /s/ Diane
T. Herte
   Date                                     Diane T.
Herte
Treasurer of the Managing Partner of the

General Partner

(principal financial officer and principal

accounting officer of the Registrant)









November 13, 1996                           /s/
Steven N.
Baumgarten
     Date                                     Steven

N. Baumgarten

Director and Vice President of the

Managing Partner of the General Partner