Form 10-K
period 1996-12-31
DELPHI FILM ASSOCIATES V
filed 1997-03-27
CIK 771978

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

 [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                             OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                          REQUIRED]

For Fiscal Year Ended                             Commission File
December 31, 1996                                 Number 0-14409

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

   As of March 15, 1997, there were 8,000 units of limited partnership interests outstanding, all held by non-affiliates.
The aggregate market value of those interests is not determinable because there is no active public trading market for the units.
See Item 5.  Market for the Registrant's Common Equity and
Related Security Holder Matters.

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

Partnership made no capital contribution for its interest in this film, but is entitled to a share of any net proceeds of this film beyond certain performance levels.  However, the Partnership does not anticipate receiving any revenues with respect to this

participation interest.

Future Sale of Interests in Films.

       The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly

selling that interest and liquidating the Partnership.  The

General Partner anticipates that the Partnership may be

liquidated in late 1997 or early 1998.  No assurance can be

provided that the film assets will be sucessfully sold, or if sold, when such sale would occur.  Upon the ultimate sale of the film assets, the Partnership will commence taking steps

to dissolve and liquidate.  Cash distributions as a result of the liquidation may be made to the partners to the extent,

and only to the extent, the proceeds from a sale of the

Partnerships' interest in the film assets in connection with the liquidation are in excess of the Distributors'

entitlement to the recoupment described below and a reserve

for the Partnership's remaining obligations and operating

expenses.

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

       The terms of the distribution agreements between the

Joint Ventures and the Distributors, provide that the

Partnership would be entitled to receive, through each Joint

Venture, a payment (an "Additional Payment") from that Joint

Venture's Distributor for each film (an "Unrecouped Film"), if by September 1993, in the case of the Columbia Joint Venture,

and if by June l994, in the case of the Tri-Star Joint Venture,

for which the Joint Venture has not received from the

distribution of that film (or its sale) an amount equal to the amount spent by the Joint Venture to produce or acquire an

interest in that film, other than amounts spent for payments in the nature of interest ("Cost Return").  Each Additional Payment was in the amount necessary for the Partnership to be repaid

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

1996, approximately $353,000 has been accrued by the Tri-Star

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

Officers of the Partnership-Operational and Financial

Services."  Magera has seven employees who perform services

for the General Partner and for the general partners of other private and public limited partnerships, including the other

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

Item 4.  Submission of Matters to a Vote of Security Holders.

             None.

                          PART II.

Item 5.                               Market for the
Registrant's Common Equity and
       Related Security Holder Matters.

       An established public market for the Partnership's

Units does not now exist, and it is not anticipated that such a market will develop in the future.  Accordingly, accurate

information as to the market value of a Unit at any given

date is not available.

       As of March 15, 1997, there were approximately 3,900

holders of record of Units of the Partnership.

       Beginning with the December 1994 client account

statements, Merrill Lynch, Pierce, Fenner & Smith

Incorporated ("Merrill Lynch") implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements.  As a result, Merrill Lynch no longer reports general partner

estimates of limited partnership net asset value on its

client account statements, although the Partnership may

continue to provide its estimate of net asset value to Unit

holders.  Pursuant to the guidelines, estimated values for

limited partnership interests originally sold by Merrill

Lynch (such as the Partnership's Units) will be provided two times per year to Merrill Lynch by independent valuation

services.  The estimated values will be based on financial

and other information available to the independent services

on (1) the prior August l5th for reporting on December year-

end and subsequent client account statements through the

following May's month-end client account statements and on

(2) March 31st for reporting on June month-end and subsequent client account statements through the November month-end

client account statements of the same year.  Merrill Lynch

clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account

statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value.  The estimated values provided by the

independent services and the Partnership's current net asset value are not market values and Unit holders may not be able to sell Units or realize either amount upon a sale of their

Units.  In addition, Unit holders may not realize the

independent estimated value or the Partnership's current net asset value amount upon the liquidation of the Partnership's assets over its remaining life.

Cash Distributions

       The Partnership commenced making cash distributions in

October 1987.  The following chart sets forth the cash

distributions made by the Partnership through March 15, 1997:

       Year                        Amount Per Unit
       1987                          $  100
       1988                              500
       1989                              100
       1990                              100
       1991                              100
       1992                              100
       1993                           1,450
       1994                              850
       1995                             0
       1996                                  0
       1997 (through March 15)               0
       Total                       $  3,300

       Accordingly, as of  March 15, 1997, the partners have

received distributions aggregating 66% of their original

investment in the Partnership.  The Partnership does not

currently anticipate that the partners will receive cash

distributions in an aggregate amount sufficient to recover

their capital contribution to the Partnership.

Item 6.                            Selected Financial Data.

        (000's omitted except for per unit information)

                                                        Year
Ended December 31,
                      1996               1995               1994
1993       1992
Operating
  revenues (1):                     $     0     $         0
$        0         $       0         $       0
Share of profit
  in motion
  picture ventures:           $    190$    117         $  1,146
$  2,105       $  1,987
Net (loss)  profit:                 $    (69)         $  (306)
$     769        $  1,666       $  1,473
Net (loss)  profit
  per unit:                                  $      (9)
$    (38)         $      95         $     206      $      182
Total assets:             $ 1,850 $ 1,949         $  2,268
$  8,366       $ 18,428
Total liabilities:                  $      61$      91
$    104         $     102       $      113
Cash distributions
  per unit:                         $        0$        0
$    850         $  1,450       $      100



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

1996, the Partnership held cash of approximately $70,000 and short-term investments of approximately $1,081,000.  Short-

term investments consist solely of U.S. government

securities.



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

These funds, less a reserve for Partnership operating

expenses, were distributed to partners in August 1994.  The

Partnership received approximately $11,356,000 in September

1993 representing its share of the Columbia Joint Venture's

Additional Payments.  These funds, less a reserve for

Partnership operating expenses, were distributed to partners in November 1993.  The Columbia and TriStar Distributors are

not expected to fully recoup these Additional Payments and it is therefore currently expected that the Partnership will not receive any additional revenue with respect to the Columbia

and Tri-Star Joint Venture's Unrecouped Films.  Based on the

anticipated performance of one film in which the Tri-Star

Joint Venture has an interest, as of December 31, 1996,

approximately $353,000 has been accrued by the Tri-Star Joint

Venture as an Additional Payment allocable to the

Partnership.

       The Additional Payments from the Distributors are

expected to enable the Partnership, through each Joint

Venture, to achieve Cost Return for each Unrecouped Film and are not intended to enable the Partnership to recoup any

amounts paid by the Partnership for management fees or other expenses of the Partnership.

           The Partnership has begun evaluating the value of

its interest in the film assets for the purpose of possibly

selling that interest and liquidating the Partnership.  The

General Partner anticipates that the Partnership may be

liquidated in late 1997 or early 1998.  No assurance can be

provided that the film assets will be sucessfully sold, or if sold, when such sale would occur.  Upon the ultimate sale of the film assets, the Partnership will commence taking steps

to dissolve and liquidate.  Cash distributions as a result of the liquidation may be made to the partners to the extent,

and only to the extent, the proceeds from a sale of the

Partnerships' interest in the film assets in connection with the liquidation are in excess of the Distributors'

entitlement to the recoupment described above and a reserve

for the Partnership's remaining obligations and operating

expenses.

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

       For the year ended December 31, 1996, the Columbia

Joint Venture had a net profit, of which the Partnership's

share was approximately $118,000, due primarily to the

profitable results of one film.  The Tri-Star Joint Venture

had a net loss; however, the Partnership reported a net

profit from that Joint Venture of approximately $72,000, due primarily to the profitable results of certain films.  In

addition, the Partnership earned approximately $56,000 of

interest income from its short-term investments and incurred approximately $315,000 of expenses from its operations,

resulting in an overall net loss to the Partnership of

approximately $69,000.

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

$769,000.

       The decrease in interest income for the years ended

December 31, 1996 and 1995 as compared with the prior years

1995 and 1994, respectively, was due primarily to the

availability of less funds for short-term investments.

       The decrease in total expenses for the year ended

December 31, 1996 as compared with the prior year, was

primarily attributable to the Management Fee incurred in 1995 and not in 1996 due to the expiration of the Management Fee

arrangement at the end of 1995 offset, in part, by an

increase in Operating Expenses.  The increase in Operating

Expenses is primarily attributable to the reimbursement to

the General Partner for out-of-pocket expenses incurred in

connection with its management of the Partnership's business in lieu of the Management Fee paid to the General Partner

prior to 1996.  The increase in total expenses for the year

ended December 31, 1995 as compared with the prior year, was due primarily to an increase in Operating Expenses.  The

increase in Operating Expenses is primarily attributable to

an increase in professional fees.

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

       Kevin K. Albert, 44, a Managing Director of

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

Partner of ML Venture Partners II, L.P. ("Venture II"),

and ML Oklahoma Venture Partners Limited Partnership

("Oklahoma"); and a director of Merrill Lynch R&D

Management Inc. ("ML R&D"), an affiliate of ML Film and

the general partner of the Managing General Partner of ML

Technology Ventures, L.P.  Mr. Albert also serves as an

independent general partner of Venture II.

       Robert F. Aufenanger, 43, a Vice President of

Merrill & Co. Corporate Credit and a Director of the

Partnership Management Department, joined Merrill Lynch

in 1980.  Mr. Aufenanger is responsible for the ongoing

management of the operations of the equipment, real

estate and project related limited partnerships for which

subsidiaries of ML Leasing Equipment Corp. and Merrill

Lynch, Hubbard Inc., affiliates of Merrill Lynch, are

general partners.  Mr. Aufenanger is also a director of

ML Media, ML Opportunity, MLH Real Estate, Inc., an

affiliate of ML Film and the general partner of the

Associate General Partner of ML/EQ Real Estate Portfolio,

L.P., MLH Property Managers Inc., an affiliate of ML Film

and the Managing General Partner of MLH Income Realty

Partnership VI, ML Venture, ML R&D, ML Mezzanine, and ML

Mezanine II.



       Steven N. Baumgarten, 41, a Vice President of

Merrill Lynch & Co. Corporate Credit, joined Merrill

Lynch in 1986.  Mr. Baumgarten shares responsibility for

the ongoing management of the operations of the equipment

and project related limited partnerships for which

subsidiaries of ML Leasing Equipment Corp., an affiliate

of Merrill Lynch, are general partners.

       Michael E. Lurie, 53, a First Vice President of

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

Chairman of the Merrill Lynch International Bank Credit

Committee.  Mr. Lurie is also a director of ML Media, ML

Opportunity, ML Venture and ML R&D.

       Diane T. Herte, 36, a Vice President of Merrill

Lynch & Co. Investment Banking Group since 1996 and

previously an Assistant Vice President of Merrill Lynch &

Co. Corporate Credit Group since 1992, joined Merrill

Lynch in 1984.  Ms. Herte's responsibilities include

controllership and financial management functions for

certain partnerships for which subsidiaries of  Merrill

Lynch are the general partner.

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

Operational and Financial Services.

       To assist it in the performance of its duties, the

General Partner engaged Magera, subject to the direction

and supervision of the General Partner, to provide

operational and financial services which were provided at

no additional cost to the Partnership for each year for

which there was a management fee (see Item 11 Executive

Compensation).  Magera is owned by Richard M. Mason and

Aaron German.  Mr. Mason, a partner of the non-managing

partner of the General Partner and the Chairman of

Magera, and Mr. German, the President of Magera, also

previously acted as consultants to SPE.  Magera also

provides operational and financial services to the

general partners of other private and public limited

partnerships, including the other Delphi Partnerships,

and serves as a consultant to others engaged in the

entertainment industry.

Item 11.   Executive Compensation.

       The expense of  professional fees rendered on

behalf of the Partnership, such as legal fees and fees to

certified public accountants are paid directly by the

Partnership. For 1996 and subsequent years, there is no

fixed management fee payable to to the General Partner,

but the General Partner is reimbursed for out-of-pocket

expenses with respect to administering the Partnership

and reporting to partners.  In that regard, the General

Partner, on behalf of the Partnership, retained Magera to

provide those services to the Partnership for 1996 and

1997.

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

       Prior to reaching the Capital Return, income and

losses will be allocated 99% to the limited partners and

l% to the General Partner.  After Capital Return is

reached, allocations of income and losses will be based

on the aggregate prior allocations of income and losses,

the aggregate prior cash distributions and cash available

for distribution.

Item 12.   Security Ownership of Certain Beneficial Owners

                 and Management.

       To the best of the knowledge of the Partnership,

no person beneficially owns in excess of 5% of the

limited partnership units of the Partnership.  To the

best of the knowledge of the Managing Partner, as of

March 1, 1997, no person is the beneficial owner of 5%

or more of the outstanding common stock of Merrill

Lynch.

Item 13.   Certain Relationships and Related

Transactions.

       The Partnership's operations relating to the

ownership and exploitation of films involve Columbia or

TriStar.  See Item 1 "Business."

       The General Partner was entitled to management

fees and is entitled to a portion of cash distributions

to partners.  The General Partner of the Partnership is

affiliated with the general partners of other Delphi

Partnerships all of which are limited partnerships

similar to the Partnership.

                          PART IV.


Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.


(a)(1) Financial Statements:

                  Delphi Film Associates V

       Independent Auditors' Report

       Balance Sheets at December 31, 1996 and 1995

       Statements of Operations For the Years
         Ended December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the Years
         Ended December 31, 1996, 1995 and 1994

       Statements of Changes in Partners' Capital
         For the Years Ended December 31, 1996,
         1995 and 1994

       Notes to Financial Statements

                Columbia-Delphi V Productions

       Report of Independent Accountants

       Balance Sheets at December 31, 1996 and 1995

       Statements of Operations for the Years
         Ended December 31, 1996, 1995 and 1994

       Statements of Cash Flows for the Years
         Ended December 31, 1996, 1995 and 1994

       Statements of Venturers' Capital for the Years
         Ended December 31, 1996, 1995 and 1994

       Notes to Financial Statements

                Tri-Star-Delphi V Productions

       Report of Independent Accountants

       Balance Sheets at December 31, 1996 and 1995

       Statements of Operations for the Years
          Ended December 31, 1996, 1995 and
          l994

       Statements of Cash Flows for the Years
         Ended December 31, 1996, 1995 and 1994

       Statements of Venturers' Capital for
         the Years Ended December 31, 1996, 1995
         and 1994

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

Partnership's fiscal year ended December 31, 1996.

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

       Dated: March 27, 1997               DELPHI FILM
ASSOCIATES V
                                         By:  DELPHI
MANAGEMENT
                                                 ASSOCIATES
                                                 General
Partner
                                         By:  ML Film
Entertainment Inc.,
                                                 Managing
Partner

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

Signature                   Title                   Date
/s/ Kevin K. Albert     Director and President of
March 27, 1997
(Kevin K. Albert)       the Managing Partner
                    of the General Partner
                    (principal executive
                    officer of the Registrant)

/s/ Robert F. Aufenanger              Director and Executive
Vice       March 27, 1997
(Robert F. Aufenanger)                President of the
Managing
                    Partner of the General Partner

/s/ Steven N. Baumgarten              Director and Vice
President      March 27 , 1997
(Steven N. Baumgarten)  of the Managing Partner
                    of the General Partner

 /s/ Michael E. Lurie                 Director and Vice
President      March  27, 1997
(Michael E. Lurie)      of the Managing Partner
                    of the General Partner

/s/ Diane T. Herte      Treasurer of the          March  27,
1997
(Diane T. Herte)                      Managing Partner
                    of the General Partner
                    (principal financial officer
                    and principal accounting
                    officer of the Registrant)

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

    10.4(b)   Amendment to the Columbia Distribution
                  Agreement dated May 4, 1987*

    10.4(c)   Amendment to the Tri-Star Distribution
                  Agreement dated June 9, 1987*

    10.4(d)   Amendment to the Tri-Star Distribution
          Agreement dated December 2, 1987*

     27   Financial Data Schedule

                INDEPENDENT AUDITORS' REPORT

The Partners
Delphi Film Associates V:

We have audited the accompanying balance sheets of Delphi Film Associates V (a New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, cash flows and changes in partners' capital for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphi Film Associates V (a New York Limited
Partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP


New York, New York
March 25, 1997

                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)

                       BALANCE SHEETS
                       (000's Omitted)



December 31,

                                1996        1995

ASSETS
Cash                                     $           $
                                        70         191
Short-Term Investments (Note 2)      1,081       1,079
Receivable from Columbia-Delphi
V
  Productions (Note 4)                 247         186
Receivable from Tri-Star-Delphi
V
  Productions (Notes 4 & 5)
                                       452         493
                     Total               $           $
Assets                               1,850       1,949

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 61          91
                      Total
Liabilities                             61          91

Partners' Capital (Note 1):
  General Partner                       65          66
  Limited Partners
                                     1,724       1,792

                       Total
Partners' Capital                    1,789       1,858

                       Total
Liabilities and Partners'
                                         $           $
Capital                              1,850       1,949


     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)

                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net  (loss) profit per unit)

                            For the Year Ended December 31,

1996           1995          1994
Interest Income               $       $      $
                             56      64    101

Expenses:
    Management Fee           --     400    400
    Operating Expenses
                            315      87     78

                            315     487    478

Loss before Share of
Profit
  in Motion Picture       (259)   (423)  (377)
Ventures
Share of Profit in
Motion Picture
  Venture--Columbia-
Delphi V
   Productions (Notes 2     118      61     47
& 4)
Share of Profit in
Motion Picture
    Venture--Tri-Star-
Delphi V
     Productions (Notes
2 & 4)                       72      56  1,099

Net (Loss) Profit             $       $      $
                           (69)   (306)    769

Net (Loss) Profit Per
Unit of
  Limited Partnership
Interest
   ( 8,000 Units)             $       $      $
                            (9)    (38)     95



     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

For the Year Ended December 31,
                                                     1996
1995               1994
Cash Flow From Operating
Activities:
Net (Loss) Profit                         $         $         $
                                       (69)     (306)       769
Adjustments to reconcile Net
(Loss) Profit to net
   cash (used) provided by
operating activities:
     Share of Income in Motion        (190)     (117)   (1,146)
Picture Ventures
     Distributions from Joint           190       122     1,155
Ventures
     Changes in Assets and
Liabilities:
        (Increase) Decrease in
Receivables from
          Joint Ventures, net          (20)        26     6,450
        (Decrease) Increase in
Accrued Expenses
          and Accounts Payable
                                       (30)      (13)         2

        Net Cash (Used) Provided
by Operating
           Activities
                                      (119)     (288)     7,230

Cash Flow From Investing
Activities:
Purchases of Short-Term             (4,896)   (3,464)  (17,694)
Investments
Redemptions of Short-Term
Investments                           4,894     3,461    17,359

   Net Cash Used by Investing
Activities                              (2)       (3)     (335)

Cash Flow From Financing
Activities:
Distributions to Partners
                                         --        --   (6,869)
   Net Cash Used by Financing
Activities                               --        --   (6,869)

(Decrease) Increase In Cash           (121)     (291)        26
Cash at beginning of year
                                        191       482       456
Cash at end of year                       $         $         $
                                         70       191       482
     See accompanying notes to the financial statements.

                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
    FOR THE YEARS ENDED DECEMBER 3l, 1996, 1995 AND 1994
       (000's Omitted, except distributions per unit)

                                   General           Limited
Total
Balance January 1, 1994              $         $         $
                                   130     8,134     8,264

Net Profit for the Year
Ended
  December 31, 1994                  8       761       769

Distributions to Partners
($850 per unit)                   (69)   (6,800)   (6,869)

Balance December 31, 1994           69     2,095     2,164

Net Loss for the Year Ended
  December 31, 1995
                                   (3)     (303)     (306)

Balance December 31, 1995           66     1,792     1,858

Net Loss for the Year Ended
  December 31, 1996
                                   (1)      (68)      (69)

Balance December 31, 1996            $         $         $
                                    65     1,724     1,789


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

Partnership's business, received a fee for its management

services of $400,000 in each of 1995 and 1994.  For 1996, the

General Partner was reimbursed approximately $256,000 for out-

of-pocket expenses incurred in connection with its managment of the Partnership's business.  A public offering (the

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

   As of December 31, 1996 and 1995, the reported amounts of

the Partnership's assets less liabilities were greater than

the tax bases by approximately $947,000 and $976,000,

respectively.

   (d)  Use of Estimates

   Management of the Partnership has made a number of

estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with

generally accepted accounting principles.  Actual results

could differ from those estimates.

3.  Supplemental Disclosure of Cash Flow Information

   No amounts for interest were paid in l996, l995 and l994.

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

   The Partnership has satisfied its commitment to contribute funds to the Joint Ventures for the production and

acquisition of films, approximately one-half of which was

allocated to each Joint Venture.  As of December 31, 1996 the

Columbia Joint Venture had interests in eleven films for

which the Partnership's cash contributions (including

interest) aggregated $23,331,000 and the Tri-Star Joint

Venture had interests in thirteen films (exclusive of the

Additional Film) for which the Partnership's cash

contributions (including interest) aggregated $23,067,000.

   (b)  Current Operations

   As of December 31, 1996, all twenty-five films in which

the Partnership has an interest (including the Additional

Film) had been released.  All of the films have completed

their theatrical release and are being distributed in various ancillary markets.  Based on the results of the films during the year ended December 31, l996, and after deducting the net operating expenses of the Partnership, the Partnership is

reporting a net loss of $69,000 for the year ended December

31, 1996.

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

Joint Venture films, net revenues have been computed without deducting a distribution fee to the Distributor, with the

exception of six films for which a portion of the fees were

deducted and one film for which the entire distribution fee

has been deducted.

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

   (f)  Receivable from Columbia Joint Venture

   This asset represents the amounts receivable by the

Partnership from the Columbia Joint Venture.  The total

receivable as of December 31, 1996 and 1995 of $247,000 and

$186,000, respectively, consists of amounts accrued with

respect to net proceeds and gross receipts payments.

   (g)  Receivable from Tri-Star Joint Venture

   This asset represents the amounts receivable by the

Partnership from the Tri-Star Joint Venture.  The total

receivable as of December 31, 1996 of $452,000 consists of

$99,000 accrued with respect to net proceeds and gross

receipts payments and $353,000 accrued as Additional Payments

(as defined below).  The total receivable as of December 31,

l995 of $493,000 consisted of $140,000 accrued with respect

to net proceeds and gross receipts payments and $353,000

accrued as Additional Payments (as defined below).



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

December 31, 1996, $353,000 has been accrued by the Tri-Star

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

Films.

6.  Future Sale of Interests in Films

      The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly

selling that interest and liquidating the Partnership.  The

General Partner anticipates that the Partnership may be

liquidated in 1997 or early 1998.  No assurance can be

provided that the film assets will be sucessfully sold, or if sold, when such sale would occur.  Upon the ultimate sale of the film assets, the Partnership will commence taking steps

to dissolve and liquidate.  Cash distributions as a result of the liquidation may be made to the partners to the extent,

and only to the extent, the proceeds from the sale of the

Partnership's interest in the film assets in connection with the liquidation are in excess of the Distributors'

entitlement to the recoupment described above and a reserve

for the Partnership's remaining obligations and operating

expenses.

              REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
Columbia - Delphi V Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of Columbia - Delphi V Productions at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.












Century City, California
March 14, l997

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                       BALANCE SHEETS
                       (000's Omitted)


      December 31,
                                                  1996
1995
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $241,483 and $241,322,            $         $
respectively                           684       845
     (Notes 1, 2 & 6)
Receivable from Columbia
Pictures
    (Distributor) (Note 7)
                                       803     1,052

                     Total        $  1,487         $
Assets                                         1,897

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures
Industries, Inc.
    (Note 7)                             $         $
                                       556       866
  Payable to Delphi Film
Associates V (Note 7)                  247       186

                      Total
Liabilities                            803     1,052

Venturers' Capital (Notes 1 &
3):
  Columbia Pictures Industries,        684       845
Inc.
  Delphi Film Associates V
                                        --        --

                       Total
Venturers' Capital                     684       845

                       Total
Liabilities and Venturers'
                                         $          $
Capital                              1,487      1,897

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)

                                                  For the
Year Ended December 31,
                                                      1996
1995          1994
Net Revenues From Motion
Picture
    Exploitation (Note        $       $      $
2)                          568     603    483

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs
           (Notes 2 & 6)
                            161     176    408

Income from Operations      407     427     75

Additional Payments
Accrual
    (Notes 3 & 6)            --     266     98

Other Expense  (Note 8)
                             --      --  (140)

Net Income                    $       $      $
                            407     693     33




     See accompanying notes to the financial statements.



               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

                                       For the Year Ended
December 31,
                                            1996
1995    1994
Cash Flow From Operating
Activities:
Net Income                                $         $         $
                                        407       693        33
Adjustments to reconcile Net
Income
      to net cash provided by
operating activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                  161       176       408
  Accrued Distributions to              249       154       691
Venturers
  Changes in Assets and
Liabilities:
      Decrease in Payable to
Columbia
         Pictures Industries,         (310)   (1,960)      (90)
Inc.
      Decrease in Receivable from
Columbia
         Pictures (Distributor)         249     1,317       179
      Decrease (Increase) in
Motion Picture Costs
         Recoverable from                --       655      (97)
Additional Payments
      Increase (Decrease) in
Payable to Delphi
         Film Associates V
                                         61      (12)         8

          Net Cash Provided by
Operating Activities                    817     1,023     1,132

Cash Flow from Financing
Activities:
Distributions to Venturers
                                      (817)   (1,023)   (1,132)

          Net Cash Used by
Financing Activities                  (817)   (1,023)   (1,132)

Net Change in Cash                       --        --        --
Cash at beginning of year
                                         --        --        --
Cash at end of year                       $         $         $
                                         --        --        --

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)

              STATEMENTS OF VENTURERS' CAPITAL
    FOR THE YEARS ENDED DECEMBER 3l, 1996, 1995 AND 1994
                       (000's Omitted)

                              Columbia         Delphi
                              Pictures            Film
Total
                              Industries,        Associates
Venturers'
                                   Inc.                    V
Capital
Venturers' Capital as of             $         $         $
January 1, 1994                  1,415        14     1,429

Net (Loss) Income for the
Year Ended
  December 31, 1994               (14)        47        33

Accrued Distributions to
Venturers                        (385)      (56)     (441)

Venturers' Capital as of
December 31,
    1994                         1,016         5     1,021

Net Income for the Year
Ended
  December 31, 1995                632        61       693

Accrued Distributions to
Venturers                        (803)      (66)     (869)

Venturers' Capital as of
December 31,
    1995                           845        --       845

Net Income for the Year
Ended
  December 31, 1996                289       118       407

Accrued Distributions to
Venturers                        (450)     (118)     (568)

Venturers' Capital as of
December 31,
    1996                             $         $         $
                                   684        --       684

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

   As of December 31, 1996, all ten Joint Venture Films and

the film in which the Joint Venture has acquired a 20%

interest had been released.

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

Return.

   Net revenues accrued at December 31, l996, 1995 and 1994

have been computed without deducting a distribution fee to

the Distributor in light of the results of the films released through those respective dates with the exception of three

films in 1996, 1995 and l994 for which a portion of the

distribution fee has been deducted.

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



3. Additional Payments (See Note 6)

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

   As of October 31, 1996 and 1995 (the Joint Venture's tax

year end is October 31), the tax bases of the Joint Venture's assets less liabilities exceeded amounts reported in the

financial statements at December 31, 1996 and l995 by

approximately $4,161,000 and $3,941,000, respectively.

Management estimates that the tax bases of the Joint

Venture's assets and liabilities did not differ significantly between October 31 and December 31 in l996 and l995.



5.     Reclassification

   Certain amounts for 1995 have been reclassified to conform with the 1996 presentation.



6. Current Operations

   As of December 31, 1996, the Distributor had released all

eleven films in which the Joint Venture has an interest.  The

Joint Venture is not expected to recoup its investment in

eight of these films out of the proceeds from their

distribution.  However, as a result of the Additional

Payments referred to above, the Partnership has recouped its investment in these films.

    For the years ended December 31, 1996, 1995 and 1994,

motion picture production and advertising costs have been

reduced by amortization of $161,000, $176,000 and $408,000,

respectively.

   For the year ended December 31, 1995, the Joint Venture

recorded an increase in the Additional Payment accrual of

$266,000 due to an increase in the estimated distribution fee to be earned by the Distributor.



7. Receivables and Payables

   An analysis of the Joint Venture's receivables and

payables is as follows:


                                                    AT
DECEMBER 31, 1996
                                  Receivable
Payable   Payable
                                      from
to       to
                                   Distributor
Columbia        Partnership
                                                     (000's
Omitted)

Net Proceeds and Gross Receipts$    803   $    556   $   247



                    AT DECEMBER 31, 1995
                                   Receivable
Payable   Payable
                                      from                 to
to
                                   Distributor
Columbia        Partnership

(000's Omitted)

Net Proceeds and Gross Receipts $ 1,052  $     866   $   186
8. Foreign Exchange Gains and Losses

   The distribution agreement between the Joint Venture and

the Distributor provides that revenues earned in foreign

currencies be valued as of the date that monies are remitted or are "freely remittable" to the United States.  Other

Expense for the year ended December 31, l994 of $140,000

represents the cumulative difference between the monies

remitted in U.S. dollars and the value previously recorded

based on the exchange rate at the time of revenue recognition in the applicable international territory.  No such revenue

valuation adjustment was necessary in 1996 or 1995.

              REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
Tri-Star - Delphi V Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of Tri-Star - Delphi V Productions at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.












Century City, California
March 14, l997

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)

                       BALANCE SHEETS
                       (000's Omitted)



      December 31,
                                                 1996
1995
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $57,803 and $57,443,
respectively
     (Notes 1, 2 & 5)                    $         $
                                         5       365
Motion Picture Costs Recoverable
from
 Additional Payments (Notes 3, 5       728       895
& 6)
Receivable from TriStar
Pictures, Inc.
    (Distributor) (Note 6)
                                       650       820

                     Total               $         $
Assets                               1,383     2,080

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,           $         $
Inc. (Note 6)                          926     1,222
  Payable to Delphi Film
Associates V (Note 6)                  452       493

                      Total
Liabilities                          1,378     1,715

Venturers' Capital (Notes 1 &
3):
  TriStar Pictures, Inc.                 5       365
  Delphi Film Associates V
                                        --        --

                       Total
Venturers' Capital                       5       365

                       Total
Liabilities and Venturers'
                                         $          $
Capital                              1,383      2,080

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)

                                                  For the
Year Ended December 31,
                                                      1996
1995          1994

Net Revenues from Motion
Picture
    Exploitation (Note        $       $      $
2)                          158     121    774

Less: Amortization of
Motion
         Picture
Production and
         Advertising
Costs
         (Notes 2 & 5)
                            360      51    262

(Loss) Income from        (202)      70    512
Operations

Additional Payments
Accrual
    (Notes 3 & 5)            --      --  1,153

Interest Income              --      --  1,082

Other Expense  (Note 7)
                             --      --  (229)

Net (Loss) Income             $       $      $
                          (202)      70  2,518




     See accompanying notes to the financial statements.



                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

                                            For the Year Ended
December 31,
                                           1996
1995         1994
Cash Flow From Operating
Activities:
Net (Loss) Income                         $         $         $
                                      (202)        70     2,518
Adjustments to reconcile Net
(Loss) Income to
      net cash provided by
operating activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                  360        51       262
  Accrued Distributions to              337       228    15,467
Venturers
  Changes in Assets and
Liabilities:
      Decrease in Payable to          (296)     (214)   (9,009)
TriStar Pictures, Inc.
      Decrease (Increase) in
Receivable from
         TriStar Pictures, Inc.         170       488       (2)
(Distributor)
      Decrease (Increase) in
Motion Picture Costs
         Recoverable from               167     (260)    15,469
Additional Payments
      Decrease in Payable to
Delphi Film
         Associates V, net
                                       (41)      (14)   (6,458)

          Net Cash Provided by
Operating Activities                    495       349    18,247

Cash Flow from Financing
Activities:
Distributions to Venturers
                                      (495)     (349)  (18,247)

          Net Cash Used by
Financing Activities                  (495)     (349)  (18,247)

Net Change in Cash                       --        --        --
Cash at beginning of year
                                         --        --        --
Cash at end of year                       $         $         $
                                         --        --        --

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)
    FOR THE YEARS ENDED DECEMBER 3l, 1996, 1995 AND 1994

              STATEMENTS OF VENTURERS' CAPITAL
                       (000's Omitted)

                                                       Delphi
                              TriStar              Film
Total
                              Pictures,           Associates
Venturers'
                                   Inc.                    V
Capital
Venturers' Capital as of             $         $         $
January 1, 1994                    678        --       678

Net Income for the Year
Ended
  December 31, 1994              1,419     1,099     2,518

Accrued Distributions to
Venturers                      (1,681)   (1,099)   (2,780)

Venturers' Capital as of
December 31,
    1994                           416        --       416

Net Income for the Year
Ended
  December 31, 1995                 14        56        70

Accrued Distributions to
Venturers                         (65)      (56)     (121)

Venturers' Capital as of
December 31,
    1995                           365        --       365

Net (Loss) Income for the
Year Ended
  December 31, 1996              (274)        72     (202)

Accrued Distributions to
Venturers                         (86)      (72)     (158)

Venturers' Capital as of
December 31,
    1996                             $         $         $
                                     5        --         5

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

Venture of a l0% interest in two Joint Venture Films and a

50% interest in one Joint Venture Film by Tri-Star-ML Delphi

Premier Productions ("Delphi VI"), a joint venture between

TSPI and ML Delphi Premier Partners, L.P. ("MLDP") (a

Delaware limited partnership).

   As of December 31, 1996 all fourteen of the films in which the Joint Venture has an interest had been released (see Note

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

Return.

   Net revenues accrued at December 31, 1996, 1995 and 1994

have been computed without deducting a distribution fee to

the Distributor in light of the results of the films released through those respective dates, with the exception of one

film for which the entire distribution fee was deducted and

one other film for which a portion of the distribution fee

was deducted in 1996.  In 1995 and 1994, the exception

consisted of two films, respectively, for which a portion of the distribution fees have been deducted.

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

   As of October 31, 1996 and 1995 (the Joint Venture's tax

year end is October 31), the tax bases of the Joint Venture's assets less liabilities exceeded amounts reported in the

financial statements at December 31, 1996 and l995 by

approximately $2,037,000 and $1,767,000, respectively.

Management estimates that the tax bases of the Joint

Venture's assets and liabilities did not differ significantly between October 31 and December 31 in l996 and l995.



5.  Current Operations

   As of December 31, 1996, the Distributor had released all

fourteen films in which the Joint Venture has an interest

(see Note 1).  The Joint Venture is not expected to recoup

its investment in ten of these films out of the proceeds from their distribution.  However, as a result of the Additional

Payments referred to above and those required to be made in

future periods, the Partnership is expected to recoup its

investment in these films.  For the years ended December 31,

1996, 1995 and 1994, motion picture production and

advertising costs were reduced by amortization of $360,000,

$51,000 and $262,000, respectively.  The Joint Venture

received approximately $17,704,000 in June 1994 representing the Joint Venture's Additional Payment.

6.  Receivables and Payables

   An analysis of the Joint Venture's receivables and

payables is as follows:



                                    AT DECEMBER 31, 1996
                            Receivable          Payable      Payable
                               from       to       to
                            Distributor         TriStar
Partnership
                                        (000's omitted)


Net Proceeds and Gross Receipts$    650$     551$    99

Accrued Additional Payments     728       375       353

       Total                                $ 1,378$     926    $
452


                                    AT DECEMBER 31, 1995
                            Receivable          Payable      Payable
                               from       to       to
                            Distributor         TriStar
Partnership
                                        (000's omitted)

Net Proceeds and Gross Receipts$     820$    680$    140

Accrued Additional Payments       895       542      353

       Total                               $  1,715$ 1,222       $
493

7. Foreign Exchange Gains and Losses

The distribution agreement between the Joint Venture and the

Distributor provides that revenues earned in foreign

currencies be valued as of the date that monies are remitted or are "freely remittable" to the United States.  Other

Expense for the year ended December 31, l994 of $229,000

represents the cumulative difference between the monies

remitted in U.S. dollars and the value previously recorded

based on the exchange rate at the time of revenue recognition in the applicable international territory.  No such revenue

valuation adjustment was necessary in 1996 or 1995.