Form 10-Q
period 1997-03-31
DELPHI FILM ASSOCIATES V
filed 1997-05-14
CIK 771978

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1997

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
                       (000's Omitted)
                          Unaudited

                                    March    December
                                31,         31,

                                1997        1996

ASSETS
Cash                                     $           $
                                        93          70
Short-Term Investments                 994       1,081
Receivable from Columbia-Delphi
V
  Productions (Note 2)                 294         247
Receivable from Tri-Star-Delphi
V
  Productions (Note 2)
                                       503         452
                     Total               $           $
Assets                               1,884       1,850

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 50          61
                      Total
Liabilities                             50          61

Partners' Capital (Note 2):
  General Partner                       66          65
   Limited Partners
                                     1,768       1,724

                       Total
Partners' Capital                    1,834       1,789

                       Total
Liabilities and Partners'
                                         $           $
Capital                              1,884       1,850




     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
         (000's Omitted, except net profit per unit)
                          Unaudited


                                               For the
Three Months Ended March 31,

1997                    1996
Interest Income               $       $
                             12      14

Expenses:
    Operating Expenses
                             79      64

                             79      64

Loss before Share of
Profit
  in Motion Picture        (67)    (50)
Ventures
Share of Profit in
Motion
  Picture Venture--
Columbia-
   Delphi V Productions      60      47
Share of Profit in
Motion
  Picture Venture--
TriStar-
   Delphi V Productions
                             52      19

Net Profit                    $       $
                             45      16

Net Profit Per Unit of
  Limited Partnership
Interest
   (8,000 units)              $       $
                              6       2



     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Three Months Ended March 31,

1997                             1996
Cash Flow From Operating
Activities:
Net Profit                                  $           $
                                           45          16
Adjustments to reconcile Net
Profit to net
   cash used by operating
activities:
    Share of Profit in Motion           (112)        (66)
Picture Ventures
    Distributions from Joint              112          66
Ventures
    Changes in Assets and
Liabilities:
        Increase in Receivables
from Joint
           Ventures                      (98)        (40)
        Decrease in Accrued
Expenses and
          Accounts Payable
                                         (11)        (18)

        Net Cash Used  by
Operating Activities                     (64)        (42)

Cash Flow From Investing
Activities:
Purchases of Short-Term                     0        (99)
Investments
Redemptions of Short-Term
Investments                                87          85

       Net Cash Used by Investing
Activities                                 87        (14)

Increase (Decrease) In Cash                23        (56)
Cash at beginning of period
                                           70         191
Cash at end of period                       $           $
                                           93         135






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

Report on Form 10-K for the year ended December 31, 1996.

The information furnished includes all adjustments which

are, in the opinion of management, necessary to present

fairly the financial position of the Partnership as of

March 31, 1997 and the results of operations and cash

flows for the periods ended March 31, 1997 and 1996.

Results of operations for the three month period ended

March 31, 1997 are not necessarily indicative of the

results that may be expected for the entire fiscal year.

2.  Current Operations

    As of March 31, 1997, all twenty-five films in which

the Partnership has an interest have been released.  All

of these films have completed their theatrical release

and are being distributed in various ancillary markets.

    Based on the anticipated performance of one film

released through the Tri-Star Joint Venture, it is

expected that the Distributor of the Tri-Star Joint

Venture will be required to make an Additional Payment

with respect to that film.  Accordingly, distribution

fees earned and expected to be earned by the Distributor

of the Tri-Star Joint Venture as of March 31, 1997 of

approximately $353,000 have been accrued by the

Partnership as a receivable from the Tri-Star Joint

Venture.

    For the purpose of computing the net profit per unit,

the net profit for the period is allocated  99% to the

limited partners and 1% to the General Partner.

3.  Additional Information

    Additional information, including the audited year

end 1996 Financial Statements and the Summary of

Significant Accounting Policies, is included in the

Partnership's Annual Report on Form 10-K for the year

ended December 31, 1996 on file with the Securities and

Exchange Commission.

Management's Discussion and Analysis of Financial
Condition
and Results of Operations

a.  Financial Condition


    The Partnership has satisfied its commitments to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  As of March

31, 1997, the Partnership held cash of approximately

$93,000 and short-term investments of approximately

$994,000.

    The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly

selling that interest and liquidating the Partnership.

The General Partner anticipates that the Partnership may

be liquidated in late 1997 or early 1998.  No assurance

can be provided that the film assets will be sucessfully

sold, or if sold, when such sale would occur.  Upon the

ultimate sale of the film assets, the Partnership will

commence taking steps to dissolve and liquidate.  Cash

distributions as a result of the liquidation may be made

to the partners to the extent, and only to the extent,

the proceeds from a sale of the Partnerships' interest in

the film assets in connection with the liquidation are in

excess of the Distributors' entitlement to the recoupment

of the Additional Payments and a reserve for the

Partnership's remaining obligations and operating

expenses.

    Since the Partnership's obligations to make

contributions to the Joint Ventures for the production

of, and acquisition of interests in, films have been

satisfied, all revenue received by the Partnership (for

other than Unrecouped Films) is used to pay operating

expenses of the Partnership and to make cash

distributions to partners.  The Partnership does not

currently anticipate significant future revenues and

accordingly, the Partnership does not currently

anticipate making cash distributions to partners on a

quarterly basis.  However, the Partnership may make

future distributions if it realizes proceeds from its

interest in films or from the sale of its interest in

films (should the sale occur) net of a reserve for the

Partnership's operating expenses.

    The Partnership commenced cash distributions to its

partners in October 1987.  Distributions through March

31, 1997 to the limited partners have aggregated $3,300

per unit (66% of the limited partners original investment

in the Partnership).

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

    For the three months ended March 31, 1997, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $60,000, due

primarily to the profitable results of one film.  The Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $52,000, due

primarily to the profitable results of one film.  In

addition, the Partnership earned approximately $12,000 of

interest income from its short-term investments and

incurred approximately $79,000 of  expenses from its

operations, resulting in an overall net profit to the

Partnership of approximately $45,000.

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

Partnership of approximately $16,000.

   Interest income for the three month period ended March

31, 1997 as compared with the corresponding periods in

1996 was virtually unchanged.

     The increase in the Partnership's total expenses for

the three month period ended March 31, 1997 as compared

with the corresponding period in 1996 is primarily

attributable to an increase in Operating Expenses.  The

increase in Operating Expenses is primarily attributable

to an increase in professional fees.

                COLUMBIA-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                      March  December
                                 31,         31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization
    of $241,674 and $241,483,              $          $
respectively                             493        684
Receivable from Columbia
Pictures
   (Distributor)
                                       1,306        803
                     Total                 $          $
Assets                                 1,799      1,487

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures             $          $
Industries, Inc.                       1,012        556
  Payable to Delphi Film
Associates V                             294        247

                      Total
Liabilities                            1,306        803

Venturers' Capital:
  Columbia Pictures Industries,          493        684
Inc.
  Delphi Film Associates V
                                           0          0

                       Total
Venturers' Capital                       493        684

                       Total
Liabilities and Venturers'
                                           $          $
Capital                                1,799      1,487

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited

                                               For the
Three Months Ended March 31,

1997                   1996
Net Revenues From Motion
    Picture Exploitation      $       $
                            633     292

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                       191     101

Net Income                    $       $
                            442     191





















     See accompanying notes to the financial statements.


               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1997                         1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           442         191
Adjustments to reconcile Net
Income to
     net cash  provided by
operating activities:
  Amortization of Motion Picture
Production
    and Advertising Costs                  191         101
  Accrued Distributions                  (503)       (104)
toVenturers
  Changes in Assets and
Liabilities:
     Increase in Payable to
Delphi Film
         Associates V                       47          25
     Increase in Payable to
Columbia
         Pictures Industries,              456         131
Inc.
     Increase in Receivable from
Columbia
         Pictures (Distributor)
                                         (503)       (156)

   Net Cash Provided by Operating
Activities                                 130         188

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (130)       (188)

     Net Cash Used by Financing
Activities                               (130)       (188)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

Report on Form 10-K of Delphi Film Associates V (the

"Partnership") for the year ended December 31, 1996.  The

information furnished includes all adjustments which are,

in the opinion of management, necessary to present fairly

the financial position of the Joint Venture as of  March

31, 1997 and the results of its operations and cash flows

for the periods ended March 31, 1997 and 1996.  Results

of operations for the period ended March 31, 1997 are not

necessarily indicative of the results that may be

expected for the entire fiscal year.

2.  Current Operations

    All eleven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three month period ended March 31, 1997 the Joint Venture

is reporting net revenue from Motion Picture Exploitation

of $633,000, due primarily to the performance of the

films in the worldwide free television and domestic home

video markets.

    For the three month period ended March 31, 1996, the

Joint Venture reported net revenue from Motion Picture

Exploitation of  $292,000, due primarily to the

performance of the films in the worldwide free television

market and one film's performance in the international

video market.

3.  Additional Information

    Additional information, including the audited year

end 1996 Financial Statements and the Summary of

Significant Accounting Policies, is included in the

Annual Report on Form 10-K of the Partnership for the

year ended December 31, 1996.

               TRI-STAR -DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                     March   December
                                 31,         31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $57,803 and $57,803,                 $            $
respectively                             5            5
Motion Picture Costs Recoverable
from
    Additional Payments                728          728
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                       805          650
                     Total        $  1,538            $
Assets                                            1,383

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,    $  1,030            $
Inc.                                                926
  Payable to Delphi Film
Associates V                           503          452

                      Total          1,533
Liabilities                                       1,378

Venturers' Capital:
  TriStar Pictures, Inc.                 5            5
   Delphi Film Associates V
                                         0            0

                       Total
Venturers' Capital                       5            5

                       Total
Liabilities and Venturers'
                                  $  1,538            $
Capital                                           1,383

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                               For the
Three Months Ended March 31,

1997                  1996
Net Revenues From Motion
Picture
    Exploitation              $       $
                            116      97

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                         0      20

Income from Operations      116      77

Additional Payments
Recapture                     0    (56)

Net Income                    $       $
                            116      21









     See accompanying notes to the financial statements.



               TRI-STAR - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1997                 1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           116          21
Adjustments to reconcile Net
Income to
   net cash (used) provided by
operating activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                   0          20
  Accrued Distributions                  (155)           3
toVenturers
  Changes in Assets and
Liabilities:
       Increase in Payable to
Delphi Film
          Associates V                      51          15
       Increase (Decrease) in
Payable to TriStar
          Pictures, Inc.                   104        (18)
       Increase in Receivable
from TriStar
           Pictures, Inc.                (155)        (53)
(Distributor)
       Decrease in Motion Picture
Costs
           Recoverable from
Additional Payments                          0          56

        Net Cash (Used) Provided
by Operating
           Activities
                                          (39)          44

Cash Flow From Financing
Activities:
Distributions to Venturers
                                            39        (44)

        Net Cash Provided (Used)
by Financing
          Activities
                                            39        (44)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0

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

Report on Form 10-K of Delphi Film Associates V (the

"Partnership") for the year ended December 31, 1996.  The

information furnished includes all adjustments which are,

in the opinion of management, necessary to present fairly

the financial position of the Joint Venture as of March

31, 1997 and the results of its operations and cash flows

for the periods ended March 31, 1997 and 1996.  Results

of operations for the period ended March 31, 1997 are not

necessarily indicative of the results that may be

expected for the entire fiscal year.

2.  Current Operations

    All fourteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three month period ended March 31, 1997, the Joint

Venture is reporting net revenue of $116,000, due

primarily to the performance of certain films in the

worldwide free television market.

    For the three month period ended March 31, 1996 the

Joint Venture reported net revenue of $97,000, due

primarily to the performance of  certain films in the pay

television and worldwide free television markets.  For

the three month period ended March 31, 1996, the Joint

Venture recorded a decrease in the Additional Payment

accrual of $56,000 due to a change in the estimated

distribution fee to be earned by its Distributor.

3.  Additional Information

    Additional information, including the audited year

end 1996 Financial Statements and the Summary of

Significant Accounting Policies, is included in the

Annual Report on Form 10-K of the Partnership for the

year ended December 31, 1996.

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


                                                 DELPHI
FILM ASSOCIATES V
                                                A New
York Limited Partnership

                                                By:
DELPHI MANAGEMENT ASSOCIATES,

General Partner

                                                 By:  ML
Film Entertainment Inc.,

Managing Partner




May 13, 1997                                      /s/
Roger F. Castoral, Jr.
       Date
Roger F. Castoral, Jr.
                                                   Vice
President and Treasurer of the

Managing Partner of the General Partner

(principal financial officer and principal

accounting officer of the Registrant)



May 13, 1997                                     /s/
Steven N. Baumgarten
       Date
Steven N. Baumgarten

Director and Vice President of the

Managing Partner of the General Partner