Form 10-Q
period 1997-06-30
DELPHI FILM ASSOCIATES V
filed 1997-08-14
CIK 771978

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1997

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
                       (000's Omitted)
                          Unaudited

                                      June   December
                                30,         31,

                                1997        1996

ASSETS
Cash                                     $           $
                                       255          70
Short-Term Investments               1,236       1,081
Receivable from Columbia-Delphi
V
  Productions (Note 2)                 313         247
Receivable from Tri-Star-Delphi
V
  Productions (Note 2)
                                        88         452
                     Total               $           $
Assets                               1,892       1,850

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 50          61
                      Total
Liabilities                             50          61

Partners' Capital (Note 2):
  General Partner                       66          65
   Limited Partners
                                     1,776       1,724

                       Total
Partners' Capital                    1,842       1,789

                       Total
Liabilities and Partners'
                                         $           $
Capital                              1,892       1,850




     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net profit (loss) per unit)
                          Unaudited



For the Three Months      For the Six Months
                          Ended June 30,         Ended
June 30,

1997                    1996     1997               1996
Interest Income               $       $      $       $
                             12      15     24      29

Expenses:
    Operating Expenses
                             93      76    172     140

                             93      76    172     140

Loss before Share of
Profit
  in Motion Picture        (81)    (61)  (148)   (111)
Ventures
Share of Profit in
Motion
  Picture Venture--
Columbia-
   Delphi V Productions      33      11     93      58
Share of Profit in
Motion
  Picture Venture--Tri-
Star-
   Delphi V Productions
                             56      38    108      57

Net Profit (Loss)             $       $      $       $
                              8    (12)     53       4

Net Profit (Loss) Per
Unit of
  Limited Partnership
Interest
   (8,000 units)              $       $      $       $
                              1     (1)      7       1



     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Six Months Ended June 30,

1997                             1996
Cash Flow From Operating
Activities:
Net Profit                                  $           $
                                           53           4
Adjustments to reconcile Net
Profit to net
   cash provided (used) by
operating activities:
    Share of Profit in Motion           (201)       (115)
Picture Ventures
    Distributions from Joint              201         115
Ventures
    Changes in Assets and
Liabilities:
        Decrease (Increase) in
Receivables from
           Joint Ventures, net            298         (4)
        Decrease in Accrued
Expenses and
          Accounts Payable
                                         (11)        (47)

        Net Cash Provided (Used)
by Operating
           Activities
                                          340        (47)
Cash Flow From Investing
Activities:
Purchases of Short-Term               (1,230)     (1,535)
Investments
Redemptions of Short-Term
Investments                             1,075       1,521

       Net Cash Used by Investing
Activities                              (155)        (14)

Increase (Decrease) In Cash               185        (61)
Cash at beginning of period
                                           70         191
Cash at end of period                       $           $
                                          255         130




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

June 30, 1997 and the results of operations and cash

flows for the periods ended June 30, 1997 and 1996.

Results of operations for the three and six month periods

ended June 30, 1997 are not necessarily indicative of the

results that may be expected for the entire fiscal year.

2.  Current Operations

    As of June 30, 1997, all twenty-five films in which

the Partnership has an interest have been released.  All

of these films have completed their theatrical release

and are being distributed in various ancillary markets.

    The Partnership received approximately $409,000 in

June 1997 representing its share of the Tri-Star Joint

Venture's Additional Payment relating to one film.

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

30, 1997, the Partnership held cash of approximately

$255,000 and short-term investments of approximately

$1,236,000.

    The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly

selling that interest and liquidating the Partnership.

The General Partner anticipates that the Partnership may

be liquidated in late 1997 or early 1998.  No assurance

can be provided that the film assets will be sucessfully

sold, or if sold, when such sale would occur.  Upon the

ultimate sale of the film assets, the Partnership will

commence taking steps to dissolve and liquidate.  Cash

distributions as a result of the liquidation may be made

to the partners to the extent, and only to the extent,

the proceeds from a sale of the Partnership's interest in

the film assets in connection with the liquidation are in

excess of the Distributors' entitlement to the recoupment

of the Additional Payments and a reserve for the

Partnership's remaining obligations and operating

expenses.

    Since the Partnership's obligations to make

contributions to the Joint Ventures for the production

of, and acquisition of interests in, films have been

satisfied, all revenue received by the Partnership (for

other than Unrecouped Films) is used to pay operating

expenses of the Partnership and to make cash

distributions to partners.  The Partnership does not

currently anticipate significant future revenues and

accordingly, the Partnership does not currently

anticipate making cash distributions to partners on a

quarterly basis.  However, the Partnership may make

future distributions if it realizes proceeds from its

interest in films or from the sale of its interest in

films (should such a sale occur) net of a reserve for the

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

    For the three months ended June 30, 1997, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $33,000, due

primarily to the profitable results of one film.  The Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $56,000, due

primarily to the profitable results of certain films.  In

addition, the Partnership earned approximately $12,000 of

interest income from its short-term investments and

incurred approximately $93,000 of  expenses from its

operations, resulting in an overall net profit to the

Partnership of approximately $8,000.

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

   For the six months ended June 30, 1997, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $93,000, due primarily to the

profitable results of one film.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $108,000, due primarily to the

profitable results of  certain films.  In addition, the

Partnership earned approximately $24,000 of interest

income from its short-term investments and incurred

approximately $172,000 of expenses from its operations,

resulting in an overall net profit to the Partnership of

approximately $53,000.

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

   Interest income for the three and six month periods

ended June 30, 1997 as compared with the corresponding

periods in 1996 was virtually unchanged.

     The increase in the Partnership's total expenses for

the three and six month periods ended June 30, 1997 as

compared with the corresponding periods in 1996 is

primarily attributable to an increase in Operating

Expenses.  The increase in Operating Expenses is

primarily attributable to an increase in professional

fees.

                COLUMBIA-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                             December
                                 June 30,    31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization
    of $241,778 and $241,483,              $          $
respectively                             389        684
Receivable from Columbia
Pictures
   (Distributor)
                                       1,288        803
                     Total                 $          $
Assets                                 1,677      1,487

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures             $          $
Industries, Inc.                         975        556
  Payable to Delphi Film
Associates V                             313        247

                      Total
Liabilities                            1,288        803

Venturers' Capital:
  Columbia Pictures Industries,          389        684
Inc.
  Delphi Film Associates V
                                           0          0

                       Total
Venturers' Capital                       389        684

                       Total
Liabilities and Venturers'
                                           $          $
Capital                                1,677      1,487

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


For the Three Months     For the Six Months
                          Ended June 30,        Ended
June 30,

1997                   1996      1997             1996
Net Revenues From Motion
    Picture Exploitation      $       $      $       $
                            508      59  1,141     351

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                       104      22    295     123

Net Income                    $       $      $       $
                            404      37    846     228















     See accompanying notes to the financial statements.



               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1997                      1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           846         228
Adjustments to reconcile Net
Income to
     net cash  provided by
operating activities:
  Amortization of Motion Picture
Production
    and Advertising Costs                  295         123
  Accrued Distributions                  (485)         112
toVenturers
  Changes in Assets and
Liabilities:
     Increase in Payable to
Delphi Film
         Associates V                       66          23
     Increase in Payable to
Columbia Pictures
         Industries, Inc.                  419          13
     Increase in Receivable from
Columbia
         Pictures (Distributor)
                                         (485)        (36)

   Net Cash Provided by Operating
Activities                                 656         463

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (656)       (463)

     Net Cash Used by Financing
Activities                               (656)       (463)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

30, 1997 and the results of its operations and cash flows

for the periods ended June 30, 1997 and 1996.  Results of

operations for the period ended June 30, 1997 are not

necessarily indicative of the results that may be

expected for the entire fiscal year.

2.  Current Operations

    All eleven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and six month periods ended June 30, 1997 the Joint

Venture is reporting net revenue from Motion Picture

Exploitation of $508,000 and $1,141,000, respectively,

due primarily to the performance of the films in the

worldwide free television and domestic home video

markets.

    For the three and six month periods ended June 30,

1996, the Joint Venture reported net revenue from Motion

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

               TRI-STAR -DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                             December
                                 June 30,    31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $57,803 and $57,803,                 $            $
respectively                             5            5
Motion Picture Costs Recoverable
from
    Additional Payments                  0          728
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                       672          650
                     Total               $            $
Assets                                 677        1,383

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,           $            $
Inc.                                   584          926
  Payable to Delphi Film
Associates V                            88          452

                      Total
Liabilities                            672        1,378

Venturers' Capital:
  TriStar Pictures, Inc.                 5            5
   Delphi Film Associates V
                                         0            0

                       Total
Venturers' Capital                       5            5

                       Total
Liabilities and Venturers'
                                  $    677            $
Capital                                           1,383

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months     For the Six Months

Ended June 30,              Ended June 30,

1997                  1996     1997            1996
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                             93     144    209     241

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                         0      16      0      36

Income from Operations       93     128    209     205

Additional Payments
Recapture                     0    (60)      0   (116)

Net Income                    $       $      $       $
                             93      68    209      89









     See accompanying notes to the financial statements.



               TRI-STAR - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1997                 1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           209          89
Adjustments to reconcile Net
Income to
    net cash provided by
operating activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                   0          36
  Accrued Distributions                  (112)         169
toVenturers
  Changes in Assets and
Liabilities:
        Decrease in Payable to
Delphi Film
          Associates V                   (364)        (19)
        Decrease in Payable to           (342)       (150)
TriStar Pictures, Inc.
       (Increase) Decrease in
Receivable from
            TriStar Pictures,             (22)          53
Inc. (Distributor)
       Decrease in Motion Picture
Costs
           Recoverable from
Additional Payments                        728         116

        Net Cash Provided  by
Operating Activities                        97         294

Cash Flow From Financing
Activities:
Distributions to Venturers
                                          (97)       (294)

        Net Cash Used by
Financing Activities                      (97)       (294)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0


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

30, 1997 and the results of its operations and cash flows

for the periods ended June 30, 1997 and 1996.  Results of

operations for the period ended June 30, 1997 are not

necessarily indicative of the results that may be

expected for the entire fiscal year.

2.  Current Operations

    All fourteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and six month periods ended June 30, 1997, the

Joint Venture is reporting net revenue of $93,000 and

$209,000, respectively, due primarily to the performance

of certain films in the worldwide free television market.

    For the three and six month periods ended June 30,

1996 the Joint Venture reported net revenue of $144,000

and $241,000, respectively, due primarily to the

performance of  certain films in the pay television and

worldwide free television markets.  For the six month

periods ended June 30, 1996, the Joint Venture recorded a

decrease in the Additional Payment accrual of $116,000

due to a change in the estimated distribution fee to be

earned by its Distributor.

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


                                                 DELPHI
FILM ASSOCIATES V
                                                A New
York Limited Partnership

                                                By:
DELPHI MANAGEMENT ASSOCIATES,

General Partner

                                                 By:  ML
Film Entertainment Inc.,

Managing Partner




August 13, 1997                                 /s/ Roger
F. Castoral, Jr.
       Date
Roger F. Castoral, Jr.
                                                   Vice
President and Treasurer of the

Managing Partner of the General Partner

(principal financial officer and principal

accounting officer of the Registrant)



August 13 , 1997                                /s/ Steven
N. Baumgarten
       Date
Steven N. Baumgarten

Director and Vice President of the

Managing Partner of the General Partner