Form 10-Q
period 1997-09-30
DELPHI FILM ASSOCIATES V
filed 1997-11-13
CIK 771978

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1997

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
                       (000's Omitted)
                          Unaudited

                                September    December
                                30,         31,

                                1997        1996

ASSETS
Cash                                     $           $
                                       114          70
Short-Term Investments               1,342       1,081
Receivable from Columbia-Delphi
V
  Productions (Note 2)                 256         247
Receivable from Tri-Star-Delphi
V
  Productions (Note 2)
                                       160         452

                     Total               $           $
Assets                               1,872       1,850

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 54          61
                      Total
Liabilities                             54          61

Partners' Capital (Note 2):
  General Partner                       65          65
   Limited Partners
                                     1,753       1,724

                       Total
Partners' Capital                    1,818       1,789

                       Total
Liabilities and Partners'
                                         $           $
Capital                              1,872       1,850




     See accompanying notes to the financial statements.


                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net (loss) profit per unit)
                          Unaudited



For the Three Months     For the Nine Months
                                    Ended September 30,
Ended September 30,

1997                    1996     1997               1996
Interest Income               $       $      $       $
                             16      13     40      42

Expenses:
    Operating Expenses
                             81      77    253     217

                             81      77    253     217

Loss before Share of
Profit
  in Motion Picture        (65)    (64)  (213)   (175)
Ventures
Share of (Loss) Profit
in Motion
  Picture Venture--
Columbia-
   Delphi V Productions    (46)      26     47      84
Share of Profit in
Motion
  Picture Venture--Tri-
Star-
   Delphi V Productions
                             87       9    195      66

Net (Loss) Profit             $       $      $       $
                           (24)    (29)     29    (25)

Net (Loss) Profit Per
Unit of
  Limited Partnership
Interest
   (8,000 units)              $       $      $       $
                            (3)     (4)      4     (3)



     See accompanying notes to the financial statements.



                  DELPHI FILM ASSOCIATES V
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

1997                             1996
Cash Flow From Operating
Activities:
Net Profit (Loss)                           $           $
                                           29        (25)
Adjustments to reconcile Net
Profit (Loss) to net
   cash provided (used) by
operating activities:
    Share of Profit in Motion           (242)       (150)
Picture Ventures
    Distributions from Joint              242         150
Ventures
    Changes in Assets and
Liabilities:
        Decrease in Receivables
from Joint
           Ventures, net                  283          14
        Decrease in Accrued
Expenses and
          Accounts Payable
                                          (7)        (54)

        Net Cash Provided (Used)
by Operating
           Activities
                                          305        (65)

Cash Flow From Investing
Activities:
Purchases of Short-Term               (2,120)     (2,722)
Investments
Redemptions of Short-Term
Investments                             1,859       2,708

       Net Cash Used by Investing
Activities                              (261)        (14)

Increase (Decrease) In Cash                44        (79)
Cash at beginning of period
                                           70         191
Cash at end of period                       $           $
                                          114         112



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

September 30, 1997 and the results of operations and cash

flows for the periods ended September 30, 1997 and 1996.

Results of operations for the three and nine month

periods ended September 30, 1997 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    As of September 30, 1997, all twenty-five films in

which the Partnership has an interest have been released.

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

September 30, 1997, the Partnership held cash of

approximately $114,000 and short-term investments of

approximately $1,342,000.

    The Partnership has begun evaluating the value of its

interest in the film assets for the purpose of possibly

selling that interest and liquidating the Partnership.

The General Partner anticipates that the Partnership may

be liquidated in  early 1998.  No assurance can be

provided that the Partnership's film assets will be

sucessfully sold, or if sold, when such sale would occur.

Upon the ultimate sale of the film Partnership's assets,

the Partnership will commence taking steps to dissolve

and liquidate.  Cash distributions as a result of the

liquidation may be made to the partners to the extent,

and only to the extent, the proceeds from a sale of the

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

September 30, 1997 to the limited partners have

aggregated $3,300 per unit (66% of the limited partners

original investment in the Partnership).

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

    For the three months ended September 30, 1997, the

Columbia Joint Venture had a net profit; however, the

Partnership reported a net loss from that Joint Venture

of approximately $46,000, due primarily to the

unprofitable results of one film.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $87,000, due primarily to the

profitable results of one film.  In addition, the

Partnership earned approximately $16,000 of interest

income from its short-term investments and incurred

approximately $81,000 of  expenses from its operations,

resulting in an overall net loss to the Partnership of

approximately $24,000.

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

Partnership of approximately $29,000.

   For the nine months ended September 30, 1997, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $47,000, due

primarily to the profitable results of one film.  The Tri-

Star Joint Venture had a net profit of which the

Partnership's share was approximately $195,000, due

primarily to the profitable results of  certain films.

In addition, the Partnership earned approximately $40,000

of interest income from its short-term investments and

incurred approximately $253,000 of expenses from its

operations, resulting in an overall net profit to the

Partnership of approximately $29,000.

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

Partnership of approximately $25,000.

   Interest income for the three and nine month periods

ended September 30, 1997 as compared with the

corresponding periods in 1996 was virtually unchanged.

   The increase in the Partnership's total expenses for

the three and nine month periods ended September 30, 1997

as compared with the corresponding periods in 1996 is

primarily attributable to an increase in Operating

Expenses.  The increase in Operating Expenses is

primarily attributable to an increase in expenses

incurred in 1997 as a result of costs incurred in

association with the appraisals of the Partnership's film

assets in preparation for a sale thereof.

                COLUMBIA-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                  September  December
                                 30,         31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization
    of $241,819 and $241,483,              $          $
respectively                             348        684
Receivable from Columbia
Pictures
   (Distributor)
                                       1,280        803
                     Total                 $          $
Assets                                 1,628      1,487

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures             $          $
Industries, Inc.                       1,024        556
  Payable to Delphi Film
Associates V                             256        247

                      Total
Liabilities                            1,280        803

Venturers' Capital:
  Columbia Pictures Industries,          348        684
Inc.
  Delphi Film Associates V
                                           0          0

                       Total
Venturers' Capital                       348        684

                       Total
Liabilities and Venturers'
                                           $          $
Capital                                1,628      1,487

     See accompanying notes to the financial statements.

               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


For the Three Months     For the Nine Months
                             Ended September 30,   Ended
September 30,

1997                   1996      1997             1996
Net Revenues From Motion
    Picture Exploitation      $  $1,263      $       $
                            122          1,263     454

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                        41      17    336     140

Net Income                    $       $      $       $
                             81      86    927     314















     See accompanying notes to the financial statements.



               COLUMBIA - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1997                      1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           927         314
Adjustments to reconcile Net
Income to
     net cash  provided by
operating activities:
  Amortization of Motion Picture
Production
    and Advertising Costs                  336         140
  Accrued Distributions                  (477)         193
toVenturers
  Changes in Assets and
Liabilities:
     Increase in Payable to
Delphi Film
         Associates V                        9          37
     Increase in Payable to
Columbia Pictures
         Industries, Inc.                  468          10
     Increase in Receivable from
Columbia
         Pictures (Distributor)
                                         (477)        (47)

   Net Cash Provided by Operating
Activities                                 786         647

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (786)       (647)

     Net Cash Used by Financing
Activities                               (786)       (647)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0

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

September 30, 1997 and the results of its operations and

cash flows for the periods ended September 30, 1997 and

1996.  Results of operations for the period ended

September 30, 1997 are not necessarily indicative of the

results that may be expected for the entire fiscal year.

2.  Current Operations

    All eleven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and nine month periods ended September 30, 1997 the

Joint Venture is reporting net revenue from Motion

Picture Exploitation of $122,000 and $1,263,000,

respectively, due primarily to the performance of the

films in the worldwide free television and domestic home

video markets.

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

               TRI-STAR -DELPHI V PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                  September  December
                                 30,         31,

                                 1997        1996

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization of
    $57,803 and $57,803,                 $            $
respectively                             5            5
Motion Picture Costs Recoverable
from
    Additional Payments                  0          728
Receivable from TriStar
Pictures, Inc.
    (Distributor)
                                       832          650
                     Total               $            $
Assets                                 837        1,383

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,           $            $
Inc.                                   672          926
  Payable to Delphi Film
Associates V                           160          452

                      Total
Liabilities                            832        1,378

Venturers' Capital:
  TriStar Pictures, Inc.                 5            5
   Delphi Film Associates V
                                         0            0

                       Total
Venturers' Capital                       5            5

                       Total
Liabilities and Venturers'
                                  $    837            $
Capital                                           1,383

     See accompanying notes to the financial statements.

                TRI-STAR-DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months     For the Nine Months

Ended September 30,   Ended September 30,

1997                  1996     1997            1996
Net Revenues From Motion
Picture
    Exploitation              $       $      $       $
                            194      36    403     277

Less: Amortization of
Motion
          Picture
Production and
          Advertising
Costs                         0       6      0      42

Income from Operations      194      30    403     235

Additional Payments
Recapture                     0    (16)      0   (132)

Net Income                    $       $      $       $
                            194      14    403     103









     See accompanying notes to the financial statements.



               TRI-STAR - DELPHI V PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1997                 1996
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           403         103
Adjustments to reconcile Net
Income to
    net cash provided by
operating activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                   0          42
  Accrued Distributions                  (272)         368
toVenturers
  Changes in Assets and
Liabilities:
        Decrease in Payable to
Delphi Film
          Associates V                   (292)        (51)
        Decrease in Payable to           (254)       (317)
TriStar Pictures, Inc.
       (Increase) Decrease in
Receivable from
            TriStar Pictures,            (182)         236
Inc. (Distributor)
       Decrease in Motion Picture
Costs
           Recoverable from
Additional Payments                        728         132

        Net Cash Provided  by
Operating Activities                       131         513

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (131)       (513)

        Net Cash Used by
Financing Activities                     (131)       (513)

Net Change in Cash                           0           0

Cash at beginning of period
                                             0           0

Cash at end of period                        $           $
                                             0           0


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

September 30, 1997 and the results of its operations and

cash flows for the periods ended September 30, 1997 and

1996.  Results of operations for the period ended

September 30, 1997 are not necessarily indicative of the

results that may be expected for the entire fiscal year.

2.  Current Operations

    All fourteen films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three and nine month periods ended September 30, 1997,

the Joint Venture is reporting net revenue of $194,000

and $403,000, respectively, due primarily to the

performance of certain films in the worldwide free

television market.

    For the three and nine month periods ended September

30, 1996 the Joint Venture reported net revenue of

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


                                                 DELPHI
FILM ASSOCIATES V
                                                A New
York Limited Partnership

                                                By:
DELPHI MANAGEMENT ASSOCIATES,

General Partner

                                                 By:  ML
Film Entertainment Inc.,

Managing Partner




November 13, 1997                            /s/ Roger F.
Castoral, Jr.
       Date
Roger F. Castoral, Jr.
                                                   Vice
President and Treasurer of the

Managing Partner of the General Partner

(principal financial officer and principal

accounting officer of the Registrant)



November 13, 1997                           /s/ Steven N.
Baumgarten
       Date
Steven N. Baumgarten

Director and Vice President of the

Managing Partner of the General Partner